Form 10-Q
period 1995-09-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1995-11-13
CIK 773839

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1995

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


          For the transition period from             to
                                        -------------  ---------------

                           Commission File #0-15743


                     Inland Real Estate Growth Fund, L.P.
            (Exact name of registrant as specified in its charter)


         Delaware                                 #36-3371418
(State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                  60521
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1995 and December 31, 1994
                                  (unaudited)


                                    Assets
                                    ------

                                                          1995        1994
                                                       ----------  ---------
Current assets:
    Cash and cash equivalents (Note 1)..............   $   78,491    388,432
    Rent and other receivables......................        3,574      4,266
    Prepaid expenses................................        7,653      4,530
                                                       ----------  ---------
        Total current assets........................       89,718    397,228
                                                       ----------  ---------
Investment property (including acquisition fees
  paid to Affiliates of $463,000) (Notes 1 and 2):
    Land............................................    1,608,458  1,608,458
    Buildings and improvements......................    5,406,554  5,406,554
                                                       ----------  ---------
                                                        7,015,012  7,015,012
    Less accumulated depreciation...................    2,075,197  1,943,233
                                                       ----------  ---------
        Total investment property, net of
          accumulated depreciation..................    4,939,815  5,071,779
                                                       ----------  ---------

Deferred financing costs (net of accumulated
  amortization of $9,906 and $4,988 for 1995
  and 1994, respectively) (Note 1)..................       22,878     27,796
                                                      -----------  ---------

Total assets........................................   $5,052,411  5,496,803
                                                       ==========  =========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1995 and December 31, 1994
                                  (unaudited)

                  Liabilities and Partners' Capital (Deficit)

                                                       1995           1994
                                                    -----------    ----------
Current liabilities:
Current portion of long-term debt...............    $    61,843        31,451
Accounts payable and accrued expenses...........         34,192         4,723
Accrued real estate taxes.......................         41,002        28,468
Prepaid rents...................................          4,660         2,079
Due to Affiliates (Note 2)......................          2,092           412
                                                    -----------    ----------
    Total current liabilities...................        143,789        67,133

Tenant security deposits........................         20,617        19,295
Long-term debt, less current portion (Note 1)...      1,074,856     1,446,668
                                                    -----------    ----------
    Total liabilities...........................      1,239,262     1,533,096
                                                    -----------    ----------
Partners' capital (deficit) (Notes 1 and 2):
   General Partner:
      Capital contribution......................            500           500
      Cumulative net income.....................          2,380         2,207
      Cumulative cash distributions.............        (12,992)      (11,313)
                                                    -----------    ----------
                                                        (10,112)       (8,606)
                                                    -----------    ----------
    Limited Partners:
      Units of $1,000. Authorized 16,000 Units,
        9,246.62 Units outstanding (net of
        offering costs of $1,379,705, of which
        $337,307 was paid to Affiliates)........      7,874,967     7,874,967
       Cumulative net income....................        465,162       448,024
       Cumulative cash distributions............     (4,516,868)   (4,350,678)
                                                    -----------    ----------
                                                      3,823,261     3,972,313
                                                    -----------    ----------
      Total Partners' capital...................      3,813,149     3,963,707
                                                    -----------    ----------
Total liabilities and Partners' capital.........    $ 5,052,411     5,496,803
                                                    ===========    ==========


                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                          Three months               Nine months
                                              ended                     ended
                                          September 30,             September 30,
                                       -------------------       -------------------
                                         1995       1994           1995       1994
                                       --------   --------       --------   --------
Income:
  Rental income....................    $215,839    218,426        707,541    717,782
  Interest income..................       1,031      9,816          4,756     34,833
  Other income.....................       9,400     11,097         33,781     29,786
                                       --------   --------       --------   --------
                                        226,270    239,339        746,078    782,401
                                       --------   --------       --------   --------
Expenses:
  Professional services to
    Affiliates.....................       4,522      3,606         11,268     15,108
  Professional services to
    non-affiliates.................        -          -            18,121     22,829
  General and administrative
    expenses to Affiliates.........       3,690      3,306         12,582     12,885
  General and administrative
    expenses to non-affiliates.....       1,502        901          3,868      3,693
  Property operating expenses to
    Affiliates.....................       9,240     10,184         33,094     32,811
  Property operating expenses to
    non-affiliates.................     192,431    125,629        443,536    418,866
  Mortgage and other interest......      22,215     28,587         69,416    137,881
  Depreciation.....................      43,989     42,920        131,964    138,378
  Amortization.....................       1,639      1,617          4,918      5,462
                                       --------   --------       --------   --------
                                        279,228    216,750        728,767    787,913
                                       --------   --------       --------   --------
Operating income (loss)............     (52,958)    22,589         17,311     (5,512)
Extraordinary items relating to
  refinancing......................        -          -              -      (125,886)
Gain on sale of investment
  property.........................        -           801           -       903,048
                                       --------   --------       --------   --------
Net income (loss)..................    $(52,958)    23,390         17,311    771,650
                                       ========   ========       ========   ========
Net income (loss) allocated to:
  General Partner..................        (530)       234            173      7,716
  Limited Partners.................     (52,428)    23,156         17,138    763,934
                                       --------   --------       --------   --------
Net income (loss)..................    $(52,958)    23,390         17,311    771,650
                                       ========   ========       ========   ========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                        Three months     Nine months
                                            ended           ended
                                        September 30,   September 30,
                                        -------------   -------------
                                         1995    1994   1995    1994
                                        ------   ----   ----   ------
Net income (loss) allocated to the one
  General Partner Unit:
  Operating income (loss).............  $ (530)   226    173      (56)
  Extraordinary items relating to
    refinancing.......................     -       -      -    (1,258)
  Gain on sale of investment property.     -        8     -     9,030
                                        ------   ----   ----   ------
                                        $ (530)   234    173    7,716
                                        ======   ====   ====   ======

Net income (loss) per weighted average
  Limited Partner Unit (9,246.62 for
  1995 and 1994):
  Operating income (loss).............   (5.67)  2.42   1.85     (.59)
  Extraordinary items relating to
    refinancing.......................     -       -      -    (13.48)
  Gain on sale of investment property.     -      .08     -     96.69
                                        ------   ----   ----   ------
                                        $(5.67)  2.50   1.85    82.62
                                        ======   ====   ====   ======

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                                          1995         1994
                                                       ---------    ----------
Cash flows from operating activities:
    Net income ....................................    $  17,311       771,650
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale of investment property ...........         -         (903,048)
    Extraordinary items relating to refinancing ...         -          125,886
    Depreciation ..................................      131,964       138,378
    Amortization of loan fees .....................        4,918         5,462
    Amortization of discount on long-term debt ....         -            8,309
    Changes in assets and liabilities:
        Rents and other receivables ...............          692        66,966
        Prepaid expenses ..........................       (3,123)       (4,203)
        Escrow deposits ...........................         -            5,632
        Accounts payable and accrued expenses .....       29,469       (35,106)
        Accrued real estate taxes .................       12,534      (140,833)
        Prepaid rents .............................        2,581        (2,359)
        Due to Affiliates .........................        1,680          (226)
        Tenant security deposits ..................        1,322          (566)
                                                       ---------    ----------
Net cash provided by operating activities .........      199,348        35,942
                                                       ---------    ----------
Cash flows from investing activities:
    Condominium conversion costs ..................         -          (84,827)
    Proceeds from sale of investment property .....         -        2,090,525
                                                       ---------    ----------
Net cash provided by investing activities .........         -        2,005,698
                                                       ---------    ----------
Cash flows from financing activities:
    Principal payments of long-term debt ..........     (341,420)      (19,253)
    Payoff of long-term debt ......................         -       (3,242,131)
    Proceeds from refinancing of long-term debt ...         -        1,500,000
    Payments of deferred financing costs ..........         -          (32,793)
    Payment of prepayment penalty .................         -          (86,084)
    Cash distributions ............................     (167,869)   (1,260,000)
                                                       ---------    ----------
Net cash used in financing activities .............     (509,289)   (3,140,261)
                                                       ---------    ----------


                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                                                                     1995           1994
                                                                                 -----------    ----------
Net decrease in cash and cash equivalents ...................................    $  (309,941)   (1,098,621)
Cash and cash equivalents at beginning of period ............................        388,432     1,894,776
                                                                                 -----------    ----------
Cash and cash equivalents at end of period ..................................    $    78,491       796,155
                                                                                 ===========    ==========
Supplemental disclosure of cash flow information:
    Cash paid for interest ..................................................    $    69,407       129,581
                                                                                 ===========    ==========
Supplemental schedule of non-cash investing and financing activities:
Sale of investment property:
Basis in investment property sold ...........................................    $      -        1,531,284
Reduction of accumulated depreciation related to investment property sold ...           -         (431,283)
Condominium conversion costs ................................................           -           87,476
Gain on sale ................................................................           -          903,048
                                                                                 -----------    ----------
Proceeds from sale of Country Club condominium units ........................    $      -        2,090,525
                                                                                 ===========    ==========



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1995
                                  (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


(1)  Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), was formed on June 26, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986) Limited Partnership Units (the "Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 gross offering proceeds, not including the General Partner's contribution of $500. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of September 30, 1995, the Partnership has repurchased 128 Units ($120,328) from various Limited Partners through the Unit Repurchase Program. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received as of September 30, 1995. Inland Real Estate Investment Corporation is the General Partner.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership originally acquired four apartment complexes. The investment properties are recorded at cost. Three of these properties have been sold.
The Partnership uses the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

Deferred financing costs are amortized on a straight-line basis over the terms of the related loans. Discounts on long-term mortgage notes were amortized over the term of the respective notes using the interest method.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. Such reclassifications did not change the 1994 reported results.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)


No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations. Interim periods are not necessarily indicative of results to be expected for the year.


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,092 and $412 was unpaid as of September 30, 1995 and December 31, 1994, respectively.

The Partnership's property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $33,094 and $32,811 for the nine months ended September 30, 1995 and 1994, respectively. Such costs are included in property operating expenses to Affiliates, all of which has been paid.

Inland Residential Sales ("IRS"), an Affiliate of the General Partner, is acting as general contractor for the condominium conversion of Country Club Apartments and will be reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. IRS has not and will not take any profit on this project.
The Partnership had incurred $61,691 of such costs for the nine months ended September 30, 1994, all of which was paid as of September 30, 1994.

In connection with the sales of Country Club condominium units, sales commissions of $200,441, that were not included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in the two properties owned by the Partnership. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions and to pay offering and organization costs. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of September 30, 1995, the Partnership has repurchased 128 Units ($120,328) from various Limited Partners through the Unit Repurchase Program. There are no funds remaining for the repurchase of Units through this program. In addition, the General Partner used its own funds from cash distributions received through September 30, 1995, to purchase 16.57 Units ($15,064) from Limited Partners.

At September 30, 1995, the Partnership had cash and cash equivalents of $78,491. The Partnership intends to use such funds to provide cash distributions to partners and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.


Results of Operations

Scottsdale Sierra rental income increased approximately 3% for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to a firming of the Scottsdale rental market and higher per unit rents. Repairs to the property increased approximately 21% for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due primarily to scheduled exterior painting at the property. The decrease in mortgage and other interest for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is the result of the refinancing and debt reduction of the mortgage loan collateralized by the Scottsdale Sierra Apartments. Monthly principal and interest payments decreased from $27,819 to $12,314 due primarily to the reduction in the principal amount as well as a lower interest rate (7.75% as compared to 10.25%) on the new first mortgage.

The decrease in rental income for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is due to the sale of the remaining Country Club condominium units during June 1994.

Interest income decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the Partnership investing net sales proceeds received from the Country Club condominium sales prior to the distributions to the Limited Partners. This increase was partially offset by an increase in interest rates.

Other income increased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to an increase in non-operating income at Scottsdale Sierra Apartments.

Professional services to Affiliates and non-affiliates decreased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to decreases in legal, accounting and other professional services required by the Partnership and the sale of the Country Club condominium units.

The gain on sale of investment property for the three and nine months ended September 30, 1994 is the result of the sale of the remaining Country Club condominium units.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1994 and 1995:

                                                 1994                                1995
                                   --------------------------------    --------------------------------
                                    at       at       at       at       at       at       at       at
Properties                         03/31    06/30    09/30    12/31    03/31    06/30    09/30    12/31
                                   -----    -----    -----    -----    -----    -----    -----    -----
Country Club Apartments
    Arlington Heights, Illinois     27%*     N/A      N/A      N/A      N/A      N/A      N/A

Scottsdale Sierra Apartments
    Scottsdale, Arizona             96%      92%      94%      96%      98%      92%      89%


* This occupancy represented three occupied of the remaining eleven units. All eleven units were under contract to be sold.



                                    PART II

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               INLAND REAL ESTATE GROWTH FUND, L.P.

                               By: Inland Real Estate Investment Corporation General Partner



                               By:    Robert D. Parks
                                      Chairman
                               Date:  November 13, 1995



                               By:    Cynthia M. Hassett
                                      Principal Financial Officer and
                                      Principal Accounting Officer
                               Date:  November 13, 1995