Form 10-K405
period 1995-12-31
INLAND REAL ESTATE GROWTH FUND LP
filed 1996-04-01
CIK 773839

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File #0-15743

                     Inland Real Estate Growth Fund, L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                        36-3371418
(State of organization)                  (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois               60521
 (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  708-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
       None                                              None

       Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated December 9, 1985, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                        INLAND REAL ESTATE GROWTH FUND, L.P.
                               (a limited partnership)


                                  TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----

  Item  1. Business......................................................   3

  Item  2. Properties....................................................   4

  Item  3. Legal Proceedings.............................................   4

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                      Part II
                                      -------

  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   5

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

  Item  8. Financial Statements and Supplementary Data...................   9

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  23


                                     Part III
                                     --------

  Item 10. Directors and Executive Officers of the Registrant............  23

  Item 11. Executive Compensation........................................  28

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  29

  Item 13. Certain Relationships and Related Transactions................  29


                                      Part IV
                                      -------

  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  30

  SIGNATURES.............................................................  31

                                    PART I

Item 1. Business

The Registrant, Inland Real Estate Growth Fund, L.P. (the "Partnership"), was formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering period in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. The Partnership has repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received through December 31, 1995. The Limited Partners of the Partnership share the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership made the following real property investments:


Name of Property                    Number       Date of          Type of
  and Location                     of Units      Purchase        Ownership
- - ----------------                   --------      --------      -------------
Peppertree Apartments                204         11/21/85      Fee ownership
Brandon, Florida                                 (sold         of land and
                                                  6/30/87)     improvements

Evergreen Court Apartments           188         12/27/85      Fee ownership
Arlington Heights, Illinois                      (sold         of land and
                                                  6/30/86)     improvements

Country Club Apartments (a)           86         12/30/85      Fee ownership
Arlington Heights, Illinois                      (various      of land and
                                                  sales dates  improvements
                                                  1993 through
                                                  1994)

Scottsdale Sierra Apartments (b)     160         12/31/85      Fee ownership
Scottsdale, Arizona                                            of land and
                                                               improvements

(a) Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for a description of the sale of Country Club Apartments.

(b) Reference is made to Notes 2 and 3 of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by Scottsdale Sierra Apartments.

Scottsdale Sierra Apartments, the Partnership's remaining real property investment, is subject to competition from similar types of properties in the vicinity in which it is located. Approximate occupancy levels for the property are set forth in Item 2 below to which reference is hereby made. The Partnership's real property investments are or were located in or near the Chicago, Illinois, Phoenix, Arizona or Tampa, Florida metropolitan areas. The Partnership had no real property investments located outside the United States. The Partnership does not segregate revenues or assets by geographic region, and such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1995.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 6 of the Notes to Financial Statements filed with this Annual Report to which reference is hereby made for a description of such terms and transactions.


Item 2. Properties

The Partnership owns directly the property referred to under Item 1 above to which reference is hereby made for a description of said property.

The following is a list of approximate occupancy levels for the Partnership's investment properties as of the end of each quarter during 1994 and 1995:

                                     1994                       1995
                           -----------------------    -----------------------
                             at    at    at   at        at    at    at    at
    Properties             03/31 06/30 09/30 12/31    03/31 06/30 09/30 12/31
    ----------             ----- ----- ----- -----    ----- ----- ----- -----
Country Club Apartments
Arlington Heights,
Illinois                    27%*  N/A   N/A   N/A       N/A   N/A   N/A   N/A

Scottsdale Sierra
Apartments
Scottsdale, Arizona         96%   92%   94%   96%       98%   81%   86%   95%

* This occupancy represented three occupied units of the remaining eleven units. All eleven units were under contract to be sold.


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1995.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, there were 687 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program consisting of 1% of the offering proceeds plus earnings realized thereon, there are no funds remaining for the repurchase of Units through this program. The General Partner has committed to purchase with its own funds Units having an aggregate purchase price up to 1% of Cash Available for Distribution realized from the commencement of the Partnership through the end of the Partnership fiscal year immediately preceding receipt of such repurchase request. Reference is made to "Unit Repurchase Program" on page 20 of the Prospectus of the Partnership dated December 9, 1985, which is incorporated herein by reference.


Item 6.  Selected Financial Data

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                 (not covered by Independent Auditors' Report)

                           1995        1994        1993        1992        1991
                        ----------  ----------  ----------  ----------  ----------
Total assets........... $5,074,173   5,496,803   8,341,847   8,889,356   9,478,440
                        ==========  ==========  ==========  ==========  ==========

Long-term debt......... $1,058,634   1,446,668   3,184,598   4,757,703   4,792,130
                        ==========  ==========  ==========  ==========  ==========

Total income........... $1,003,116   1,035,851   1,470,707   1,552,824   1,568,520
                        ==========  ==========  ==========  ==========  ==========

Operating income (loss)     94,593      57,841    (220,588)   (134,808)    (17,335)
Extraordinary items
  relating to
  refinancing..........       -       (125,886)       -          -           -
Gain on sale of
  investment property..       -        897,048   1,339,172       -           -
                        ----------  ----------  ----------  ----------  ----------
Net income (loss)...... $   94,593     829,003   1,118,584    (134,808)    (17,335)
                        ==========  ==========  ==========  ==========  ==========

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                 (not covered by Independent Auditors' Report)

                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
Net income (loss)
  allocated to the one
  General Partner Unit:
  Operating income (loss)        946         578      (2,206)     (1,348)      (173)
  Extraordinary items
    relating to
    refinancing........         -         (1,258)       -           -          -
  Gain on sale of
    investment property         -          8,970      13,392        -          -
                          ----------  ----------  ----------  ----------  ----------
Net income (loss)......   $      946       8,290      11,186      (1,348)      (173)
                          ==========  ==========  ==========  ==========  ==========
Net income (loss) per
  Unit allocated to
  Limited Partners (b):
  Operating income (loss)      10.13        6.19      (23.62)     (14.43)      (1.84)
  Extraordinary items
    relating to
    refinancing........         -         (13.48)       -           -           -
  Gain on sale of
    investment property         -          96.04      143.38        -           -
                          ----------  ----------  ----------  ----------  ----------
Net income (loss)......   $    10.13       88.75      119.76      (14.43)      (1.84)
                          ==========  ==========  ==========  ==========  ==========
Cash distributed to
  Limited Partners.....   $  166,190   1,715,198      55,062     362,699     421,636
                          ==========  ==========  ==========  ==========  ==========
Cash distributions
  to Limited Partners
  per Unit (b).........   $    17.97      185.49        5.95       39.21       45.30
                          ==========  ==========  ==========  ==========  ==========
Weighted average
  Limited Partnership
  Units outstanding....     9,246.62    9,246.62    9,246.62    9,250.12    9,307.95
                          ==========  ==========  ==========  ==========  ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income (loss) and cash distributions per Limited Partner Unit are based upon the weighted average number of Units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions and to pay offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of December 31, 1995, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received as of December 31, 1995.

At December 31, 1995, the Partnership had cash and cash equivalents of $130,097. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

Country Club Apartments
- - -----------------------

As of December 31, 1993, the Partnership had sold fifty-five of the eighty-six Country Club condominium units resulting in a gain on sale of $1,339,172. As of December 31, 1994, the Partnership sold Country Club's remaining thirty-one condominium units, resulting in a gain on sale of $897,048. The decrease in rental and other income, property operating expenses and depreciation for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, is due to the sale of these condominium units.

Scottsdale Sierra Apartments
- - ----------------------------

Rental income at Scottsdale Sierra Apartments increased approximately 3%, for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to a firming of the Scottsdale rental market. Property operating expenses to non-affiliates increased approximately 15% for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due primarily to scheduled exterior painting at the property. The decrease in mortgage and other interest for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, is the result of the refinancing and debt reduction of the mortgage loans collateralized by the Scottsdale Sierra Apartments. Monthly principal and interest payments decreased from $27,819 to $12,314 due primarily to the reduction in the principal amount as well as a lower interest rate (7.75% as compared to 10.25%) on the new first mortgage. The decrease in amortization for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, is due to the refinancing of the long-term debt secured by the Partnership's assets and the write off of the related unamortized loan fees as an extraordinary expense for the year ended December 31, 1994. A prepayment penalty on the then existing first mortgage and the balance of the discount on the junior mortgage have also been included as extraordinary expenses for the year ended December 31, 1994. Reference is made to Notes 2 and 7 of the Notes to Financial Statements for further discussion on the refinancing and long-term debt reduction of Scottsdale Sierra Apartments.

Interest income decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the Partnership using net sales proceeds received from the Country Club condominium sales for distributions to Limited Partners and paydown the debt on Scottsdale Sierra Apartments. Interest income increased for the year ended December 31, 1994, as compared to the year ended December 31, 1993, due to the Partnership investing net sales proceeds received from the Country Club condominium sales prior to being distributed to the Limited Partners.

Professional services to Affiliates and non-affiliates increased for the year ended December 31, 1994, as compared to the years ended December 31, 1995 and 1993, due to the legal and accounting services required by the Partnership for the condominium conversion and sales and refinancing of the debt secured by the Partnership's properties.


Inflation

Inflation in future periods is likely to increase rental income levels (from leases to new tenants or renewals of existing tenants) to rise and fall in accordance with normal market conditions. Due to the short term nature (generally no longer than one year) of the property's leases, the adjustments to rental income should offset most of the increases in property operating expenses with little effect on operating income.

Continued inflation may cause capital appreciation of the Partnership's investment property over a period of time as rental rates and replacement costs of the property continue to increase.

Impact of Accounting Pronouncements Not Yet Adopted

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995.

This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.


Item 8.  Financial Statements and Supplementary Data


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                     Index
                                     -----
                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  10

Financial Statements:

  Balance Sheets, December 31, 1995 and 1994.............................  11

  Statements of Operations, for the years ended
   December 31, 1995, 1994 and 1993......................................  13

  Statements of Partners' Capital (Deficit), for the
   years ended December 31, 1995, 1994 and 1993..........................  15

  Statements of Cash Flows, for the years ended
   December 31, 1995, 1994 and 1993......................................  16

  Notes to Financial Statements..........................................  18



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         Independent Auditors' Report


The Partners
Inland Real Estate Growth Fund, L.P.

We have audited the financial statements of Inland Real Estate Growth Fund, L.P. (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Chicago, Illinois
January 19, 1996

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1995 and 1994



                                    Assets
                                    ------
                                                         1995          1994
                                                      ----------    ----------
Current assets:
  Cash and cash equivalents (Note 1)..............    $  130,097       388,432
  Rent and other receivables......................         1,273         4,266
  Prepaid expenses................................         4,734         4,530
                                                      ----------    ----------
    Total current assets..........................       136,104       397,228
                                                      ----------    ----------
Investment property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1, 2 and 6):
  Land............................................     1,608,458     1,608,458
  Buildings and improvements......................     5,429,889     5,406,554
                                                      ----------    ----------
                                                       7,038,347     7,015,012
  Less accumulated depreciation...................     2,121,518     1,943,233
                                                      ----------    ----------
    Net investment property.......................     4,916,829     5,071,779
                                                      ----------    ----------
Deferred financing costs (net of accumulated
  amortization of $11,544 and $4,988 for 1995
  and 1994, respectively) (Note 1)................        21,240        27,796
                                                      ----------    ----------
Total assets......................................    $5,074,173     5,496,803
                                                      ==========    ==========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1995 and 1994


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                      1995           1994
                                                   -----------    ----------
Current liabilities:
  Current portion of long-term debt (Note 3)...... $    63,049        31,451
  Accounts payable and accrued expenses...........      13,045         4,723
  Accrued real estate taxes.......................      22,000        28,468
  Prepaid rents...................................       2,173         2,079
  Due to Affiliates (Note 6)......................       2,786           412
                                                   -----------    ----------
    Total current liabilities.....................     103,053        67,133

Tenant security deposits..........................      22,055        19,295
Long-term debt, less current portion (Notes 1
  and 3)..........................................   1,058,634     1,446,668
                                                   -----------    ----------
    Total liabilities.............................   1,183,742     1,533,096
                                                   -----------    ----------
Partners' capital (deficit) (Notes 1, 4 and 6):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       3,153         2,207
    Cumulative cash distributions.................     (12,992)      (11,313)
                                                   -----------    ----------
                                                        (9,339)       (8,606)
                                                   -----------    ----------
  Limited Partners:
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................     541,671       448,024
    Cumulative cash distributions.................  (4,516,868)   (4,350,678)
                                                   -----------    ----------
                                                     3,899,770     3,972,313
                                                   -----------    ----------
      Total Partners' capital (deficit)...........   3,890,431     3,963,707
                                                   -----------    ----------
Commitments and contingencies (Notes 5 and 6).....
                                                   -----------    ----------
Total liabilities and Partners' capital (deficit). $ 5,074,173     5,496,803
                                                   ===========    ==========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1995, 1994 and 1993

                                         1995          1994          1993
                                      ----------    ----------    ----------
Income:
  Rental income.....................  $  955,313       958,308     1,409,976
  Interest income...................       5,110        40,939        10,176
  Other income......................      42,693        36,604        50,555
                                      ----------    ----------    ----------
                                       1,003,116     1,035,851     1,470,707
                                      ----------    ----------    ----------
Expenses:
  Professional services to
    Affiliates......................      14,780        18,665        14,891
  Professional services to
    non-affiliates..................      18,122        22,829        20,342
  General and administrative
    expenses to Affiliates..........      16,087        15,470        17,769
  General and administrative
    expenses to non-affiliates......       5,520         4,193         2,524
  Property operating expenses
    to Affiliates...................      44,685        44,113        65,440
  Property operating expenses
    to non-affiliates...............     533,145       515,340       774,046
  Mortgage and other interest.......      91,343       166,606       442,176
  Depreciation......................     178,285       183,702       289,364
  Amortization......................       6,556         7,092        64,743
                                      ----------    ----------    ----------
                                         908,523       978,010     1,691,295
                                      ----------    ----------    ----------
Operating income (loss).............      94,593        57,841      (220,588)
Extraordinary items relating to
  refinancing (Note 2)..............        -         (125,886)         -
Gain on sale of investment property
  (Note 2)..........................        -          897,048     1,339,172
                                      ----------    ----------    ----------
Net income..........................  $   94,593       829,003     1,118,584
                                      ==========    ==========    ==========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1995, 1994 and 1993

                                           1995          1994         1993
                                         --------      --------    ----------
Net income allocated to (Note 4):
  General Partner...................     $    946         8,290        11,186
  Limited Partners..................       93,647       820,713     1,107,398
                                         --------      --------    ----------
Net income..........................     $ 94,593       829,003     1,118,584
                                         ========      ========    ==========
Net income (loss) allocated to
  the one General Partner Unit:
Operating income (loss).............          946           578        (2,206)
Extraordinary items relating to
  refinancing.......................         -           (1,258)         -
Gain on sale of investment
  property..........................         -            8,970        13,392
                                         --------      --------    ----------
                                         $    946         8,290        11,186
                                         ========      ========    ==========

Net income (loss) allocated to Limited
  Partners per weighted average of
  Limited Partnership Units of 9,246.62:
Operating income (loss).............        10.13          6.19        (23.62)
Extraordinary items relating to
  refinancing.......................         -           (13.48)         -
Gain on sale of investment
  property..........................         -            96.04        143.38
                                         --------      --------    ----------
                                         $  10.13         88.75        119.76
                                         ========      ========    ==========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                   Statements of Partners' Capital (Deficit)

             For the years ended December 31, 1995, 1994 and 1993

                                        General      Limited
                                        Partner      Partners       Total
                                        --------    ----------    ----------
Balance (deficit) January 1, 1993...    $(27,623)    3,814,462     3,786,839

Distributions ($5.95 per weighted
  average of Limited Partnership
  Units of 9,246.62)................        (459)      (55,062)      (55,521)
Net income..........................      11,186     1,107,398     1,118,584
                                        --------    ----------    ----------
Balance (deficit) December 31, 1993.     (16,896)    4,866,798     4,849,902

Distributions ($185.49 per weighted
  average of Limited Partnership
  Units of 9,246.62)................        -       (1,715,198)   (1,715,198)
Net income..........................       8,290       820,713       829,003
                                        --------    ----------    ----------
Balance (deficit) December 31, 1994.      (8,606)    3,972,313     3,963,707

Distributions ($17.97 per weighted
  average of Limited Partnership
  Units of 9,246.62)................      (1,679)     (166,190)     (167,869)
Net income..........................         946        93,647        94,593
                                        --------    ----------    ----------
Balance (deficit) December 31, 1995. $    (9,339)    3,899,770     3,890,431
                                        ========    ==========    ==========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1995, 1994 and 1993

                                          1995          1994         1993
                                        --------      --------    ----------
Cash flows from operating activities:
  Net income........................    $ 94,593       829,003     1,118,584
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on sale of investment
         property...................        -         (897,048)   (1,339,172)
      Extraordinary items relating
         to refinancing.............        -          125,886          -
      Depreciation..................     178,285       183,702       289,364
      Amortization of loan fees.....       6,556         7,092        64,743
      Amortization of discount on
         long-term debt.............        -            8,309        35,942
    Changes in assets and liabilities:
      Rents and other receivables...       2,993        75,258       (74,024)
      Due from Affiliates...........        -             -           (5,058)
      Prepaid expenses..............        (204)          140         1,681
      Deposits and other assets.....        -           11,532        26,107
      Accounts payable and accrued
        expenses....................       8,322       (63,010)       55,077
      Accrued real estate taxes.....      (6,468)     (151,519)      (22,529)
      Accrued interest..............        -             -           (8,010)
      Prepaid rents.................          94        (4,546)       (4,051)
      Due to Affiliates.............       2,374          (507)       (1,544)
      Tenant security deposits......       2,760         2,101       (32,014)
                                        --------      --------    ----------
        Net cash provided by
          operating activities......     289,305       126,393       115,212
                                        --------      --------    ----------

Cash flows from investing activities:
  Additions to investment properties     (23,335)      (24,413)      (17,984)
  Condominium conversion costs......        -         (437,231)     (848,727)
  Proceeds from sale of investment
    property........................        -        2,432,555     4,022,820
                                        --------      --------    ----------
      Net cash provided by (used in)
         investing activities.......     (23,335)    1,970,911     3,156,109
                                        --------      --------    ----------

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1995, 1994 and 1993

                                         1995          1994          1993
                                       ---------    ----------    ----------
Cash flows from financing activities:
  Principal payments of long-term
    debt............................   $(356,436)      (27,451)      (39,980)
  Payoff of long-term debt from sale
    of investment property..........        -             -       (1,650,000)
  Payoff of long term debt..........        -       (3,242,131)   (1,593,463)
  Proceeds from refinancing of
    long-term debt..................        -        1,500,000     1,650,000
  Payments of deferred financing
    costs...........................        -          (32,784)      (44,358)
  Payment of prepayment penalty.....        -          (86,084)         -
  Cash distributions................    (167,869)   (1,715,198)      (55,521)
                                       ---------    ----------    ----------
    Net cash used in financing
      activities....................    (524,305)   (3,603,648)   (1,733,322)
                                       ---------    ----------    ----------
Net increase (decrease) in cash and
  cash equivalents..................    (258,335)   (1,506,344)    1,537,999
Cash and cash equivalents at
  beginning of year.................     388,432     1,894,776       356,777
                                       ---------    ----------    ----------
Cash and cash equivalents at
  end of year.......................   $ 130,097       388,432     1,894,776
                                       =========    ==========    ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest............   $  91,334       158,297       414,244
                                       =========    ==========    ==========

Supplemental schedule of non-cash investing and financing activities:

Sale of investment property:

Basis in investment property sold...   $    -        1,531,284     2,513,583
Reduction of accumulated
  depreciation related to investment
  property sold.....................        -         (431,283)     (680,387)
Condominium conversion costs........        -          435,506       850,452
Gain on sale........................        -          897,048     1,339,172
                                       ---------    ----------    ----------
Proceeds from sale of Country Club
  condominium units.................   $    -        2,432,555     4,022,820
                                       =========    ==========    ==========

                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1995, 1994 and 1993


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering period in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of December 31, 1995, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received through December 31, 1995. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of December 31, 1995, there have been no such impairments. The Partnership uses the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

Deferred financing costs are amortized on a straight-line basis over the terms of the related loan. Discounts on long-term mortgage notes (Note 3) were amortized over the term of the respective notes using the interest method.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The carrying amount of cash and cash equivalents, rents and other receivables, accounts payable and accrued expenses and accrued real estate taxes approximates fair value because of the relative short maturity of these instruments.

The Partnership believes that the interest rate associated with the long-term debt approximates market interest rates for this type of debt instrument, and as such, the carrying amount of the long-term debt approximates the fair value.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                       1995                      1994
                             -----------------------    ----------------------
                                             Tax                       Tax
                                GAAP        Basis         GAAP        Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ----------   ----------    ---------   ----------
Total assets................ $5,074,173    4,931,881    5,496,803    5,396,940

Partners' capital (deficits):
  General Partner...........     (9,339)      (6,106)      (8,606)      (4,949)
  Limited Partners..........  3,899,770    3,501,694    3,972,313    3,616,147

Net income:
  General Partner...........        946          522        8,290       26,823
  Limited Partners..........     93,647       51,737      820,713    1,063,153

Net income per Limited
  Partnership Unit..........      10.13         5.60        88.75       114.98


Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Investment Properties

Scottsdale Sierra Apartments, Scottsdale, Arizona

As of December 31, 1995, the Partnership owns Scottsdale Sierra Apartments, which were purchased on December 31, 1985. This property is pledged as collateral for long-term debt (Note 3), for which there is no recourse to the Partnership.

On March 24, 1994, the Partnership simultaneously paid off the second mortgage note and refinanced the first mortgage note collateralized by the Scottsdale Sierra Apartments. The balances at refinancing were $2,869,474 and $372,657 for the first and second mortgage notes, respectively. The Partnership paid a 3% prepayment penalty of $86,084 on the first mortgage loan. The new first mortgage of $1,500,000 matures March 24, 1999 with a 7.75% interest rate. Loan fees of $32,784 were paid to third parties. The Partnership was able to refinance the debt on Scottsdale Sierra Apartments by using sales proceeds received from the sale of Country Club condominium units. The write off of the related unamortized loan fees, the prepayment penalty on the first mortgage and the balance of the discount on the second mortgage have been recorded as extraordinary items for the year ended December 31, 1994.

Country Club Apartments, Arlington Heights, Illinois

On March 25, 1993, the Partnership refinanced the mortgage note collateralized by Country Club Apartments. The replacement loan balance was $1,650,000 and had an interest rate of prime plus 1%. Payments were to be interest-only until its maturity date in March 1995. The Partnership received net refinancing proceeds of $24,495 after payment of costs and fees. A loan fee of $16,500 (1% of the loan balance) was paid to an unaffiliated lender. In addition, the Partnership paid a mortgage brokerage fee of $14,850 (9/10 of the customary fee of 1%) to Inland Mortgage Corporation, an Affiliate of the General Partner. On November 23, 1993, the note was paid in full by the Partnership. No gain or loss was recognized by the Partnership on either financing transaction.

As of December 31, 1993, the Partnership sold fifty-five of the eighty-six Country Club condominium units to unaffiliated third parties for a total sales price of $4,166,375. The gain on sale recorded by the Partnership for the year ended December 31, 1993 was $1,339,172, net of closing costs and third-party commissions of $143,555. As of December 31, 1994, the Partnership sold the remaining thirty-one Country Club condominium units to unaffiliated third parties for total sales prices of $2,519,575. The gain on sale recorded by the Partnership for the year ended December 31, 1994 was $897,048, net of closing costs and third-party commissions of $87,019. Of the net sales proceeds received, $1,650,000 was used to payoff the underlying debt on the Country Club property, $1,715,198 was distributed to the Limited Partners, $1,832,785 was used to paydown the debt on Scottsdale Sierra Apartments and the remainder was used to fund condominium conversion costs at the property.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Long-Term Debt

Long-term debt consists of the following at December 31, 1995 and 1994:

                                                       1995          1994
                                                   ------------  ------------
7.75% mortgage note collateralized by Scottsdale
  Sierra Apartments in Scottsdale, Arizona; payable
  in monthly principal and interest payments of
  $12,314, with a balance of $904,113 due on
  March 24, 1999..................................   1,121,683     1,478,119
                                                   ------------  ------------
Total debt........................................   1,121,683     1,478,119
Less current portion of long-term debt............     (63,049)      (31,451)
                                                   ------------  ------------
Total long-term debt.............................. $ 1,058,634     1,446,668
                                                   ============  ============

As of December 31, 1995, the required principal payments on the Partnership's long-term debt over the next five years are as follows:

         1996.......................................... $   63,049
         1997..........................................     68,112
         1998..........................................     73,583
         1999..........................................    916,939
         2000..........................................       -

(4) Partnership Agreement

Pursuant to the terms of the Partnership Agreement (as amended) net profits or losses of the Partnership from operations are allocated 99% to the Limited Partners and 1% to the General Partner. For income tax reporting purposes, net profits from the sale or other disposition of the Partnership's properties will first be allocated to those partners with negative balances in their capital accounts, and thereafter, allocated in the same ratio as the distribution of net proceeds arising from such transaction. Losses from the sale or other disposition of the Partnership's properties will first be allocated to all partners having positive balances in their capital accounts, and thereafter, allocated 1% to the General Partner, with the remaining losses allocated to the Limited Partners. For financial reporting purposes net profits from the sale or other disposition of the Partnership's properties will generally be allocated in the same ratio as the distribution of net proceeds arising from such transaction. In the event there are no distributions from such transactions, net profits will be allocated 99% to the Limited Partners and 1% to the General Partner.

Cash available for distribution from operations will be distributed 99% to the Limited Partners and 1% to the General Partner. Net sale or refinancing proceeds will be distributed first to the Limited Partners up to an amount equal to their Invested Capital plus any deficiency in a 10% cumulative annual return. Any remaining proceeds will be distributed 85% to the Limited Partners and 15% to the General Partner.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Leases

At December 31, 1995, the Partnership's principal asset is an apartment complex. Apartment complex leases are generally for a term of one year or less. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life.


(6) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,704 and $412 was unpaid as of December 31, 1995 and 1994, respectively.

The Partnership's properties are managed by an Affiliate of the General Partner pursuant to management agreements which provide for annual fees not exceeding 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $44,685, $44,113 and $65,440 for the years ended December 31, 1995, 1994 and
1993, respectively, of which $82 was unpaid as of December 31, 1995.

Inland Residential Sales ("IRS"), an Affiliate of the General Partner, was acting as general contractor for the condominium conversion of Country Club Apartments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. IRS did not take any profit on this project. The Partnership incurred $61,691 of such costs for the year ended December 31, 1994, all of which have been paid.

In connection with the sales of Country Club condominium units, sales commissions of $200,441, that have not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement. In the opinion of the General Partner, it is unlikely that these sales commissions will be paid by the Partnership.


(7) Subsequent Events

In January 1996, the Partnership paid a distribution of $30,500 to the Partners, of which $30,195 was distributed to the Limited Partners and $305 was distributed to the General Partner.

On February 1, 1996, the Partnership paid an additional $30,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1995.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title
                               ----------------
  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 52) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was also Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the President of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 25 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized reference book for the management of residential properties.

Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. He served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Illinois Benedictine College. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees. He also serves as the Chairman of the Illinois Speaker of the House of Representatives Club, and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease last year, and on June 9, he received the 1995 March of Dimes Birth Defects Foundation Life Achievement Award.

    ROBERT H. BAUM (age 52) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President
- - -General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The
Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, as well as a member of several bar associations. Mr. Baum has been admitted to practice before the Supreme Courts of the United States and the State of Illinois, as well as the bars of several federal courts of appeals and federal district courts. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 52) joined Inland in 1968. Mr. Cosenza, is a director, Vice Chairman and Chief Executive Officer of the Inland Group Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of five persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. Mr. Cosenza received his B.A. degree from Northeastern Illinois University and his M.S. degree from Northern Illinois University. From 1967 to 1968, Mr. Cosenza taught at the LaGrange School District in Hodgkins, and from 1968 to 1972, he served as Assistant Principal and teacher in the Wheeling School District. He has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute. Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and part owner of American National Bank of DuPage and Burbank State Bank, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace.

    ROBERT D. PARKS (age 52) joined Inland in 1968. He is Director of The Inland Group, Inc. and is President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and is Director of Inland Securities Corporation. Mr. Parks is responsible for the ongoing administration of existing partnerships, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all limited partnership interests nationwide and has overall responsibility for the portfolio management of all partnership investments and investor relations. Mr. Parks received his B.A. degree from Northeastern Illinois University and M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and a licensed real estate broker. He is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 45) joined Inland in 1975 and is currently a director of The Inland Group, Inc. and Chairman and Chief Executive Officer of Inland Property Management Group, Inc. He serves on the board of directors of all Inland subsidiaries involved in property management and construction, including Mid-America Property Management Corporation, Inland Commercial Property Management, Inc., Community Property Management, Inc. and Metropolitan Construction Services, Inc. Mr. Treonis is responsible for the overall management and leasing of all Inland apartment units. In addition, he is Executive Vice President of Inland Real Estate Acquisitions, Inc. and has been involved in the acquisition of thousands of apartment units. Mr. Treonis is a licensed real estate broker and has served as a board member of American National Bank of DuPage, the National Apartment Association, The Chicagoland Apartment Association and The Apartment Building Owners and Managers Association of Illinois.

    CATHERINE L. LYNCH (age 37) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 43) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc. and President of Inland Securities Corporation, Inland's broker/dealer. Mr. Wheeler received his B.A. degree in Economics from DePauw University and an M.B.A. in Finance/Accounting from Northwestern University. Mr. Wheeler is a Certified Public Accountant, a licensed real estate broker and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 51) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 38) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 43) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate salesperson, NASD registered securities sales representative and is a member of the Urban Land Institute.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and is a Vice President of Inland Real Estate Investment Corporation. Ms. Hassett is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 38) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. As described under the caption "Cash Distributions" at page 50 and "Allocation of Profits or Losses" at page 49 of the Prospectus and at pages A-7 to A-8 of the Partnership Agreement, included as an exhibit to the Prospectus, which is hereby incorporated herein by reference. Reference is made to Note 6 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income and losses in 1995, 1994 and 1993. Such losses may benefit the General Partner to the extent that such losses may be offset against taxable income from the Partnership or other sources.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner is also entitled to reimbursement for legal, accounting, data processing, certain other administrative services and out-of-pocket expenses. Such costs for 1995 were $30,867, of which $2,704 was unpaid as of December 31, 1995.

An Affiliate of the General Partner earned management fees in 1995, 1994 and 1993, aggregating $44,685, $44,113 and $65,440, respectively, in connection with managing certain of the Partnership's properties, of which $82 was unpaid as of December 31, 1995.

In connection with the sales of Country Club condominium units, sales commissions of $200,441, that have not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                 Amount and Nature
                                   of Beneficial        Percent
            Title of Class           Ownership          of Class
            --------------       -----------------      --------
         Limited Partnership     105 Units directly       1.1%
          Units

    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 6 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index on page 9 of this Annual Report are filed as part of this Annual Report.

(b) Exhibits.  The following documents are filed as part of this Report:

    3 Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, included as Exhibits A and B to the Prospectus dated December 9, 1985, as supplemented, are incorporated herein by reference thereto.

    4 Form of Certificate of Ownership representing interests in the Registrant filed as Exhibit 4 to Registration Statement on S-11, File No. 2-99403, is incorporated herein by reference thereto.

    28 Prospectus dated December 9, 1985, as supplemented, included in Post-Effective Amendment No. 3 to Form S-11 Registration Statement, File No. 2-99403, is incorporated herein by reference thereto.

(c) Financial Statement Schedules:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

    None.



No Annual Report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND REAL ESTATE GROWTH FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 28, 1996



                            By:   Cynthia M. Hassett
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 28, 1996



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 28, 1996



                            By:   Robert H. Baum
                                  Director
                            Date: March 28, 1996