Form 10-Q
period 1996-03-31
INLAND REAL ESTATE GROWTH FUND LP
filed 1996-05-15
CIK 773839

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                For the Quarterly Period Ended March 31, 1996

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


                                   N/A
                ---------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----

                    INLAND REAL ESTATE GROWTH FUND, L.P.
                           (a limited partnership)

                               Balance Sheets

                    March 31, 1996 and December 31, 1995
                                 (unaudited)



                                     Assets
                                     ------
                                                         1996          1995
                                                         ----          ----
Current assets:
   Cash and cash equivalents (Note 1)..............  $  190,402       130,097
   Rent and other receivables......................       1,368         1,273
   Prepaid expenses................................       2,159         4,734
                                                     ----------     ---------
     Total current assets..........................     193,929       136,104
                                                     ----------     ---------
 Investment property (including acquisition fees
   paid to Affiliates of $463,000) (Notes 1 and 2):
   Land............................................   1,608,458     1,608,458
   Buildings and improvements......................   5,429,889     5,429,889
                                                     ----------     ---------
                                                      7,038,347     7,038,347
   Less accumulated depreciation...................   2,166,294     2,121,518
                                                     ----------     ---------
     Net investment property.......................   4,872,053     4,916,829
                                                     ----------     ---------

 Deferred financing costs (net of accumulated
   amortization of $13,184 and $11,544 for 1996
   and 1995, respectively) (Note 1)................      19,600        21,240
                                                     ----------     ---------
 Total assets......................................  $5,085,582     5,074,173
                                                     ==========     =========

                 See accompanying notes to financial statements.

                                      -2-

                       INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)


                   Liabilities and Partners' Capital (Deficit)
                   -------------------------------------------


                                                         1996          1995
                                                         ----          ----
Current liabilities:
  Current portion of long-term debt............... $    66,719        63,049
  Accounts payable and accrued expenses...........      30,049        13,045
  Accrued real estate taxes.......................      33,000        22,000
  Prepaid rents...................................       1,337         2,173
  Due to Affiliates (Note 2)......................       7,052         2,786
                                                   -----------   -----------
    Total current liabilities.....................     138,157       103,053

 Tenant security deposits..........................     22,066        22,055
 Long-term debt, less current portion (Notes 1
   and 3)..........................................  1,009,267     1,058,634
                                                   -----------   -----------

     Total liabilities.............................  1,169,490     1,183,742
                                                   -----------   -----------
 Partners' capital (deficit) (Notes 1 and 2):
   General Partner:
     Capital contribution..........................        500           500
     Cumulative net income.........................      3,714         3,153
     Cumulative cash distributions.................    (13,297)      (12,992)
                                                   -----------   -----------
                                                        (9,083)       (9,339)
                                                   -----------   -----------
   Limited Partners:
     Units of $1,000. Authorized 16,000 Units,
       9,246.62 Units outstanding (net of offering
       costs of $1,379,705, of which $337,307 was
       paid to Affiliates).........................  7,874,967     7,874,967
     Cumulative net income.........................    597,271       541,671
     Cumulative cash distributions................. (4,547,063)   (4,516,868)
                                                   -----------   -----------

                                                     3,925,175     3,899,770
                                                   -----------   -----------
       Total Partners' capital.....................  3,916,092     3,890,431
                                                   -----------   -----------
 Total liabilities and Partners' capital...........$ 5,085,582     5,074,173
                                                   ===========   ===========

                 See accompanying notes to financial statements.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                        1996          1995
                                                        ----         ----
Income:
  Rental income...................................   $ 278,349       257,819
  Interest income.................................       1,155         2,173
  Other income....................................       4,675        17,266
                                                     ---------      --------

                                                       284,179       277,258
                                                     ---------      --------
Expenses:
  Professional services to Affiliates.............       2,320         3,678
  Professional services to non-affiliates.........      18,000        18,221
  General and administrative expenses to
    Affiliates....................................       4,296         4,648
  General and administrative expenses to
    non-affiliates................................         533           790
  Property operating expenses to Affiliates.......      12,636        12,257
  Property operating expenses to non-affiliates...     122,572       130,373
  Mortgage and other interest.....................      21,245        24,697
  Depreciation....................................      44,776        43,988
  Amortization....................................       1,640         1,639
                                                     ---------      --------
                                                       228,018       240,291
                                                     ---------      --------

Net income........................................   $  56,161        36,967
                                                     =========      ========

Net income allocated to:
  General Partner.................................         561           370
  Limited Partners................................      55,600        36,597
                                                     ---------      --------

Net income........................................   $  56,161        36,967
                                                     =========      ========

Net income allocated to the one General
  Partner Unit....................................   $     561           370
                                                     =========      ========

Net income allocated to Limited Partners per
  weighted average of Limited Partnership Units
  of 9,246.62.....................................   $    6.01          3.96
                                                     =========      ========

                 See accompanying notes to financial statements.

                                      -4-

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)



                                                         1996          1995
                                                         ----          ----
 Cash flows from operating activities:
   Net income......................................   $  56,161        36,967
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation..................................      44,776        43,988
     Amortization of loan fees.....................       1,640         1,639
     Changes in assets and liabilities:
       Rents and other receivables.................         (95)        1,749
       Prepaid expenses............................       2,575         1,403
       Accounts payable and accrued expenses.......      17,004        41,699
       Accrued real estate taxes...................      11,000        10,686
       Prepaid rents...............................        (836)        2,953
       Due to Affiliates...........................       4,266         6,663
       Tenant security deposits....................          11          (499)
                                                      ---------      --------

 Net cash provided by operating activities.........     136,502       147,248
                                                      ---------      --------

 Cash flows from financing activities:
   Principal payments of long-term debt............     (45,697)     (312,245)
   Cash distributions..............................     (30,500)      (60,938)
                                                      ---------      --------

 Net cash used in financing activities.............     (76,197)     (373,183)
                                                      ---------      --------

 Net increase (decrease) in cash and cash
   equivalents.....................................      60,305      (225,935)
 Cash and cash equivalents at beginning of period..     130,097       388,432
                                                      ---------      --------

 Cash and cash equivalents at end of period........   $ 190,402       162,497
                                                      =========      ========

 Supplemental disclosure of cash flow information:

   Cash paid for interest..........................   $  21,245        24,697
                                                      =========      ========

                 See accompanying notes to financial statements.

                                      -5-

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering period in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of March 31, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received through March 31, 1996. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of March 31, 1996, there have been no such impairments. The Partnership uses the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



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

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $6,982 and $2,704 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



The Partnership's investment property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $12,636 and $12,257 for the three months ended March 31, 1996 and 1995, respectively. Such fees are included in property operating expenses to Affiliates, of which $70 and $82 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

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

(3) Subsequent Events

In April 1996, the Partnership paid a distribution of $35,000 to the Partners, of which $34,650 was distributed to the Limited Partners and $350 was distributed to the General Partner.

On May 1, 1996, the Partnership paid an additional $50,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions and to pay offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of March 31, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received as of March 31, 1996.

At March 31, 1996, the Partnership had cash and cash equivalents of $190,402. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

The Partnership has one remaining investment property, Scottsdale Sierra Apartments. Rental income increased approximately 3% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a firming of the Scottsdale rental market and higher per unit rents. Repairs to the property decreased approximately 6% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to decreases in maintenance expenses. This decrease was partially offset by increases in marketing, supplies and salaries expenses.

Interest income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in interest rates.

Other income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to decreases in damage and non-operating income at Scottsdale Sierra Apartments.

Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to decreases in legal, accounting and other professional services required by the Partnership.

Mortgage and other interest decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the refinancing and debt reduction of the mortgage loans collateralized by the Scottsdale Sierra Apartments.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1995 and 1996:


                                     1995                         1996
                            -----------------------     -----------------------

                              at   at    at   at         at    at    at    at
     Properties              03/31 06/30 09/30 12/31    03/31 06/30 09/30 12/31
    -----------              ----- ----- ----- -----    ----- ----- ----- -----

Scottsdale Sierra
  Apartments
  Scottsdale, Arizona         98%   81%   86%    95%      97%





                                     PART II

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.


                                      -10-

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             INLAND REAL ESTATE GROWTH FUND, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS

                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT

                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996