Form 10-Q
period 1996-06-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1996-08-12
CIK 773839

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended June 30, 1996

                                    or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


        For the transition period from             to
                                       ------------   -----------

                         Commission File #0-15743


                   Inland Real Estate Growth Fund, L.P.
          (Exact name of registrant as specified in its charter)


           Delaware                              #36-3371418
(State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                   60521
(Address of principal executive office)                   (Zip code)


     Registrant's telephone number, including area code:  630-218-8000


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

                              Balance Sheets

                    June 30, 1996 and December 31, 1995
                                (unaudited)


                                    Assets
                                                        1996          1995
                                                        ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   180,819       130,097
  Rent and other receivables......................         235         1,273
  Prepaid expenses................................       9,303         4,734
                                                    ----------       -------
    Total current assets..........................     190,357       136,104
                                                    ----------       -------

Investment property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,429,889     5,429,889
                                                     ---------     ---------
                                                     7,038,347     7,038,347
  Less accumulated depreciation...................   2,211,069     2,121,518
                                                     ---------     ---------
    Net investment property.......................   4,827,278     4,916,829
                                                     ---------     ---------
Deferred financing costs (net of accumulated
  amortization of $14,823 and $11,544 for 1996
  and 1995, respectively) (Note 1)................      17,961        21,240
                                                   -----------    ----------
Total assets...................................... $ 5,035,596     5,074,173
                                                   ============  ============


                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Current portion of long-term debt...............  $   72,089        63,049
  Accounts payable and accrued expenses...........      16,707        13,045
  Accrued real estate taxes.......................      22,000        22,000
  Prepaid rents...................................       1,158         2,173
  Due to Affiliates (Note 2)......................         505         2,786
                                                    ----------       -------
    Total current liabilities.....................     112,459       103,053

Tenant security deposits..........................      19,050        22,055
Long-term debt, less current portion (Notes 1
  and 3)..........................................     937,025     1,058,634
                                                     ---------     ---------
    Total liabilities.............................   1,068,534     1,183,742
                                                     ---------     ---------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       4,574         3,153
    Cumulative cash distributions.................     (13,647)      (12,992)
                                                     ---------     ---------
                                                        (8,573)       (9,339)
                                                     ---------     ---------
  Limited Partners:

    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................     682,381       541,671
    Cumulative cash distributions.................  (4,581,713)   (4,516,868)
                                                     ---------     ---------
                                                     3,975,635     3,899,770
                                                     ---------     ---------
      Total Partners' capital.....................   3,967,062     3,890,431
                                                     ---------     ---------
Total liabilities and Partners' capital........... $ 5,035,596     5,074,173
                                                   ============  ============




                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                        ------------           ----------
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
Income:
  Rental income.................... $ 265,730    233,883    544,079    491,702
  Interest income..................     1,748      1,552      2,903      3,725
  Other income.....................     8,304      7,115     12,979     24,381
                                    ---------  ---------  ---------  ---------
                                      275,782    242,550    559,961    519,808
Expenses:                           ---------  ---------  ---------  ---------
  Professional services to
    Affiliates.....................     2,198      3,068      4,518      6,746
  Professional services to
    non-affiliates.................      (806)      -        17,194     18,121
  General and administrative
    expenses to Affiliates.........     1,843      4,244      6,139      8,892
  General and administrative
    expenses to non-affiliates.....     2,955      1,476      3,489      2,366
  Property operating expenses to
    Affiliates.....................    12,348     11,597     24,984     23,854
  Property operating expenses to
    non-affiliates.................   104,788    120,732    227,360    251,105
  Mortgage and other interest......    20,071     22,504     41,316     47,201
  Depreciation.....................    44,776     43,988     89,551     87,975
  Amortization.....................     1,639      1,639      3,279      3,279
                                    ---------  ---------  ---------  ---------
                                      189,812    209,248    417,830    449,539
                                    ---------  ---------  ---------  ---------
Net income......................... $  85,970     33,302    142,131     70,269
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       860        333      1,421        703
  Limited Partners.................    85,110     32,969    140,710     69,566
                                    ---------  ---------  ---------  ---------
Net income......................... $  85,970     33,302    142,131     70,269
                                    ========== ========== ========== ==========






                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)



                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                       --------------       ----------------

                                        1996       1995       1996      1995
                                        ----       ----       ----      ----
Net income allocated to the one
  General Partner Unit............. $     860        333      1,421        703
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average of
  Limited Partnership Units of
  9,246.62......................... $    9.21       3.57      15.22       7.52
                                    ========== ========== ========== ==========











                 See accompanying notes to financial statements.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1996 and 1995
                                   (unaudited)




                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   142,131        70,269
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation..................................      89,551        87,975
    Amortization of loan fees.....................       3,279         3,279
    Changes in assets and liabilities:
      Rents and other receivables.................       1,038          (129)
      Prepaid expenses............................      (4,569)       (5,828)
      Accounts payable and accrued expenses.......       3,662        19,337
      Prepaid rents...............................      (1,015)       (1,238)
      Due to Affiliates...........................      (2,281)          945
      Tenant security deposits....................      (3,005)       (3,177)
                                                   -----------   -----------
Net cash provided by operating activities.........     228,791       171,433
                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments of long-term debt............    (112,569)     (326,692)
  Cash distributions..............................     (65,500)     (121,875)
                                                   -----------   -----------
Net cash used in financing activities.............    (178,069)     (448,567)
                                                   -----------   -----------

Net increase (decrease) in cash and
  cash equivalents................................      50,722      (277,134)
Cash and cash equivalents at beginning of period..     130,097       388,432
                                                   -----------   -----------
Cash and cash equivalents at end of period........ $   180,819       111,298
                                                   ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    41,316        47,201
                                                   ============  ============







                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering period in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of June 30, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 16.57 Units ($15,064) with its own funds from cash distributions received through June 30, 1996. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of June 30, 1996, there have been no such impairments. The Partnership uses the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $437 and $2,704 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

The Partnership's investment property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $24,984 and $23,854 for the six months ended June 30, 1996 and 1995, respectively. Such fees are included in property operating expenses to Affiliates, of which $68 and $82 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

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


(3) Subsequent Events

In July 1996, the Partnership paid a distribution of $45,700 to the Partners, of which $45,243 was distributed to the Limited Partners and $457 was distributed to the General Partner.

On August 1, 1996, the Partnership paid an additional $55,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions and to pay offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of June 30, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased
16.57 Units ($15,064) with its own funds from cash distributions received as of June 30, 1996.

At June 30, 1996, the Partnership had cash and cash equivalents of $180,819. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

The Partnership has one remaining investment property, Scottsdale Sierra Apartments. Rental income increased approximately 11% for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due primarily to a firming of the Scottsdale rental market and higher per unit rents. Repairs to the property decreased approximately 8% for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to decreases in maintenance expenses. This decrease was partially offset by increases in swimming pool, security and salaries expenses.

Interest income decreased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to the Partnership using cash available to paydown the debt on Scottsdale Sierra Apartments. Interest income increased for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, due to the Partnership investing cash available until it was distributed to the Limited Partners or used to paydown the debt on Scottsdale Sierra Apartments.

Other income decreased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to decreases in damage and non-operating income at Scottsdale Sierra Apartments.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to decreases in accounting and other professional services required by the Partnership. Professional services to non-affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in outside accounting fees.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in investor service expenses. General and administrative expenses increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to increases in printing and filing fees.

Mortgage and other interest decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the debt reduction of the mortgage loan collateralized by the Scottsdale Sierra Apartments.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1995 and 1996:


                                    1995                         1996
                           -----------------------     -----------------------
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona        98%   81%  86%   95%       97%   89%







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



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS
                                  -------------------
                            By:   Robert D. Parks
                                  Chairman
                            Date: August 12, 1996


                                  /S/ PATRICIA A. CHALLENGER
                                  --------------------------
                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 12, 1996


                                  /S/ CYNTHIA M. HASSETT
                                  -------------------------------
                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 12, 1996