Form 10-Q
period 1996-09-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1996-11-13
CIK 773839

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


             For the Quarterly Period Ended September 30, 1996

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


                                  N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


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

                 September 30, 1996 and December 31, 1995
                                (unaudited)



                                    Assets
                                    ------
                                                        1996          1995
                                                        ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   142,852       130,097
  Rent and other receivables......................       1,091         1,273
  Prepaid expenses................................      12,394         4,734
                                                   ------------  ------------
    Total current assets..........................     156,337       136,104
                                                   ------------  ------------
Investment property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,429,889     5,429,889
                                                   ------------  ------------
                                                     7,038,347     7,038,347
  Less accumulated depreciation...................   2,255,845     2,121,518
                                                   ------------  ------------
    Net investment property.......................   4,782,502     4,916,829
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $9,907 and $4,988 at September 30,
  1996 and December 31, 1995, respectively)
  (Note 1).......................................       16,321        21,240
                                                   ------------  ------------
Total assets...................................... $ 4,955,160     5,074,173
                                                   ============  ============
















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Current portion of long-term debt............... $    77,975        63,049
  Accounts payable and accrued expenses...........      27,569        13,045
  Accrued real estate taxes.......................      31,572        22,000
  Prepaid rents...................................       6,480         2,173
  Due to Affiliates (Note 2)......................         473         2,786
                                                   ------------  ------------
    Total current liabilities.....................     144,069       103,053

Tenant security deposits..........................      21,504        22,055
Long-term debt, less current portion (Note 1
  and 3)..........................................     857,857     1,058,634
                                                   ------------  ------------
    Total liabilities.............................   1,023,430     1,183,742
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       4,678         3,153
    Cumulative cash distributions.................     (14,105)      (12,992)
                                                   ------------  ------------
                                                        (8,927)       (9,339)
                                                   ------------  ------------
  Limited Partners:
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................     692,646       541,671
    Cumulative cash distributions.................  (4,626,956)   (4,516,868)
                                                   ------------  ------------
                                                     3,940,657     3,899,770
                                                   ------------  ------------
      Total Partners' capital.....................   3,931,730     3,890,431
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,955,160     5,074,173
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                        Three months           Nine months
                                           ended                 ended
                                        September 30,          September 30,
                                        -------------          -------------
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
Income:
  Rental income.................... $ 232,254    215,839    776,333    707,541
  Interest income..................     1,679      1,031      4,582      4,756
  Other income.....................    11,588      9,400     24,567     33,781
                                    ---------- ---------- ---------- ----------
                                      245,521    226,270    805,482    746,078
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     2,326      4,522      6,844     11,268
  Professional services to
    non-affiliates.................      -          -        17,194     18,121
  General and administrative
    expenses to Affiliates.........     3,765      3,690      9,904     12,582
  General and administrative
    expenses to non-affiliates.....     1,303      1,502      4,792      3,868
  Property operating expenses to
    Affiliates.....................    11,197      9,240     36,181     33,094
  Property operating expenses to
    non-affiliates.................   151,484    192,431    378,844    443,536
  Mortgage and other interest......    18,661     22,215     59,977     69,416
  Depreciation.....................    44,776     43,989    134,327    131,964
  Amortization.....................     1,640      1,639      4,919      4,918
                                    ---------- ---------- ---------- ----------
                                      235,152    279,228    652,982    728,767
                                    ---------- ---------- ---------- ----------

Net income (loss).................. $  10,369    (52,958)   152,500     17,311
                                    ========== ========== ========== ==========

Net income (loss) allocated to:
  General Partner..................       104       (530)     1,525        173
  Limited Partners.................    10,265    (52,428)   150,975     17,138
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $  10,369    (52,958)   152,500     17,311
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Nine months
                                           ended                   ended
                                        September 30,          September 30,
                                        -------------          -------------
                                        1996      1995        1996      1995
                                        ----      ----        ----      ----
Net income (loss) allocated to the one
  General Partner Unit............. $     104       (530)     1,525        173
                                    ========== ========== ========== ==========

Net income (loss) allocated to Limited
  Partners per weighted average of
  Limited Partnerships Units of
  9,246.62......................... $    1.11      (5.67)     16.33       1.85
                                    ========== ========== ========== ==========




























                 See accompanying notes to financial statements.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1996 and 1995
                                   (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   152,500        17,311
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation..................................     134,327       131,964
    Amortization of loan fees.....................       4,919         4,918
    Changes in assets and liabilities:
      Rents and other receivables.................         182           692
      Prepaid expenses............................      (7,660)       (3,123)
      Accounts payable and accrued expenses.......      24,096        42,003
      Prepaid rents...............................       4,307         2,581
      Due to Affiliates...........................      (2,313)        1,680
      Tenant security deposits....................        (551)        1,322
                                                   ------------  ------------
Net cash provided by operating activities.........     309,807       199,348
                                                   ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term debt............    (185,851)     (341,420)
  Cash distributions..............................    (111,201)     (167,869)
                                                   ------------  ------------
Net cash used in financing activities.............    (297,052)     (509,289)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................      12,755      (309,941)
Cash and cash equivalents at beginning of period..     130,097       388,432
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   142,852        78,491
                                                   ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    59,977        69,407
                                                   ============  ============








                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering period in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of September 30, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through September 30, 1996. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership will review its real estate portfolio and if the investment property suffers an impairment in value which is deemed to be other than temporary, the investment property would be reduced to the net realizable value of the property. As of September 30, 1996, there have been no such impairments. The Partnership uses the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $403 and $2,704 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

The Partnership's investment property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $36,181 and $33,094 for the nine months ended September 30, 1996 and 1995, respectively. Such fees are included in property operating expenses to Affiliates, of which $70 and $82 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

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


(3) Subsequent Events

In October 1996, the Partnership paid a distribution of $25,194 to the Partners, of which $24,942 was distributed to the Limited Partners and $252 was distributed to the General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions and to pay offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of September 30, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased
21.57 Units ($18,064) with its own funds from cash distributions received as of September 30, 1996.

At September  30,  1996,  the  Partnership  had  cash  and  cash equivalents of
$142,852. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

The Partnership has one remaining investment property, Scottsdale Sierra Apartments. Rental income increased approximately 10% for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due primarily to a firming of the Scottsdale rental market and higher per unit rents. Repairs to the property decreased approximately 13% for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to scheduled repairs and maintenance performed at the property during 1995 that resulted in a higher operating expense for that period. This decrease was partially offset by increases in swimming pool, insurance and salaries expenses.

Other income decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to decreases in damage and non-operating income at Scottsdale Sierra Apartments.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to a decrease in accounting services required by the Partnership. Professional services to non-affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in outside accounting fees.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to a decrease in investor service expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to an increase in filing fees.

Mortgage and other interest decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to the lower principal balance of the mortgage loan collateralized by the Scottsdale Sierra Apartments which resulted from principal paydowns on the debt.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1995 and 1996:


                                    1995                         1996
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31

Scottsdale Sierra
  Apartments
  Scottsdale, Arizona        98%   81%  86%   95%       97%   89%   82%



                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996