Form 10-K405
period 1996-12-31
INLAND REAL ESTATE GROWTH FUND LP
filed 1997-03-27
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

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


                                  TABLE OF CONTENTS



                                      Part I                              Page
                                      ------
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   4

  Item  3. Legal Proceedings.............................................   4

  Item  4. Submission of Matters to a Vote of Security Holders...........   4


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   5

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

  Item  8. Financial Statements and Supplementary Data...................  10

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  25


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  25

  Item 11. Executive Compensation........................................  30

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  31

  Item 13. Certain Relationships and Related Transactions................  31


                                      PART IV
                                      -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  32

  SIGNATURES.............................................................  33

                                    PART I


Item 1. Business

The Registrant, Inland Real Estate Growth Fund, L.P. (the "Partnership"), was formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. The Partnership has repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through December 31, 1996. The Limited Partners of the Partnership share the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Number of Units   Date of Purchase/Sale
----------------------------------   ----------------- -----------------------
Peppertree Apartments                       204                 11/21/85
Brandon, Florida                                          (sold 06/30/87)

Evergreen Court Apartments                  188                 12/27/85
Arlington Heights, Illinois                               (sold 06/30/86)

Country Club Apartments (a)                  86                 12/30/85
Arlington Heights, Illinois                            (various sales dates
                                                        1993 through 1994)

Scottsdale Sierra Apartments (b)            160                 12/31/85
Scottsdale, Arizona

(a) Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report for a description of the sale of Country Club Apartments.

(b) Reference is made to Notes 2, 3 and 7 of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by Scottsdale Sierra Apartments.

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

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 6 of the Notes to Financial Statements filed with this Annual Report to which reference is hereby made for a description of such terms and transactions.


Item 2. Properties

The Partnership owns directly the property referred to under Item 1 above to which reference is hereby made for a description of said property.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1995 and 1996:

                                     1995                        1996
                           ------------------------   ------------------------
                             at    at    at    at        at    at    at    at
    Properties             03/31 06/30 09/30  12/31    03/31 06/30 09/30 12/31
    ----------             ------------------------    -----------------------
Scottsdale Sierra
Apartments
Scottsdale, Arizona (a)     98%   81%   86%   95%       97%   89%   82%   84%


(a) As of the date of this report, the property is 98% occupied.


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 636 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

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


Item 6.  Selected Financial Data

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)

                           1996        1995        1994        1993        1992
                           ----        ----        ----        ----        ----
Total assets........... $4,990,769   5,074,173   5,496,803   8,341,847   8,889,356
                        =========== =========== =========== =========== ===========

Long-term debt......... $  837,403   1,058,634   1,446,668   3,184,598   4,757,703
                        =========== =========== =========== =========== ===========

Total income........... $1,059,917   1,003,116   1,035,851   1,470,707   1,552,824
                        =========== =========== =========== =========== ===========

Operating income (loss)    245,153      94,593      57,841    (220,588)   (134,808)
Extraordinary items
  relating to
  refinancing..........       -           -       (125,886)       -          -
Gain on sale of
  investment property..       -           -        897,048   1,339,172       -
                        ----------- ----------- ----------- ----------- -----------
Net income (loss)...... $  245,153      94,593     829,003   1,118,584    (134,808)
                        =========== =========== =========== =========== ===========





                                      -5-



Item 6.  Selected Financial Data, continued.


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)


                           1996        1995        1994        1993        1992
                           ----        ----        ----        ----        ----
Net income (loss)
  allocated to the one
  General Partner Unit:
  Operating income(loss)$    2,451         946         578      (2,206)     (1,348)
  Extraordinary items
    relating to
    refinancing........       -           -         (1,258)       -           -
  Gain on sale of
    investment property       -           -          8,970      13,392        -
                        ----------- ----------- ----------- ----------- -----------
Net income (loss)...... $    2,451         946       8,290      11,186      (1,348)
                        =========== =========== =========== =========== ===========
Net income (loss) per
  Unit allocated to
  Limited Partners (b):
  Operating income (loss)    26.25       10.13        6.19      (23.62)     (14.43)
  Extraordinary items
    relating to
    refinancing........       -           -         (13.48)       -           -
  Gain on sale of
    investment property       -           -          96.04      143.38        -
                        ----------- ----------- ----------- ----------- -----------
Net income (loss)...... $    26.25       10.13       88.75      119.76      (14.43)
                        =========== =========== =========== =========== ===========
Cash distributed to
  Limited Partners..... $  135,030     166,190   1,715,198      55,062     362,699
                        =========== =========== =========== =========== ===========
Cash distributions
  to Limited Partners
  per Unit (b)......... $    14.60       17.97      185.49        5.95       39.21
                        =========== =========== =========== =========== ===========
Weighted average
  Limited Partnership
  Units outstanding....   9,246.62    9,246.62    9,246.62    9,246.62    9,250.12
                        =========== =========== =========== =========== ===========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income (loss) and cash distributions per Limited Partner Unit are based upon the weighted average number of Units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, competition for tenants; federal, state, or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of December 31, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received.

At December 31, 1996, the Partnership had cash and cash equivalents of $169,026. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

Scottsdale Sierra Apartments
----------------------------
Rental income increased over 6% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the continued strengthening of the Scottsdale rental market and higher per units rents. Property operating expenses to non-affiliates decreased over 15% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to scheduled repairs and maintenance performed at the property during 1995 that resulted in higher operating expenses for the period. This decrease was partially offset by increases in swimming pool, insurance and salaries expenses. Mortgage and other interest decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the additional principal reductions of the long-term debt totaling $435,000 since February 1995.

Rental income increased  over  3%  for  the  year  ended  December 31, 1995, as compared to the year ended December 31, 1994, due to the firming of the Scottsdale rental market. Property operating expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to scheduled exterior painting performed at the property. Mortgage and other interest decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, as a result of the refinancing and debt reduction of the mortgage loans collateralized by the Scottsdale Sierra Apartments. Monthly principal and interest payments decreased from $27,819 to $12,314 due primarily to the reduction in the principal amount as well as a lower interest rate (7.75% as compared to 10.25%) on the new first mortgage. A prepayment penalty and the balance of unamortized loan fees from the original debt have been classified as extraordinary expenses for the year ended December 31, 1994.

As of January 1, 1997, the Partnership has listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and has suspended depreciation. As of the date of this report, the Partnership has received and is currently negotiating an offer for the purchase of Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property.


Country Club Apartments
-----------------------
As of December 31, 1994, the Partnership sold Country Club's remaining thirty-one condominium units, resulting in a gain on sale of $897,048. Rental and other income, property operating expenses and depreciation for the year ended December 31, 1994 include operations from these thirty-one condominium units until they were sold.

Interest income increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in interest rates. Interest income decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the Partnership using net sales proceeds received from the Country Club condominium sales for distributions to Limited Partners and paydown the debt on Scottsdale Sierra Apartments.

Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to decreases in legal and accounting services required by the Partnership. Professional services to Affiliates and non-affiliates decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to increased legal and accounting services required in 1994 related to the condominium conversion and sales and refinancing of the debt collateralized by the Partnership's properties.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due primarily to a decrease in investor service expenses.


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

Item 8.  Financial Statements and Supplementary Data


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                     Index
                                     -----
                                                                          Page


Independent Auditors' Report.............................................  11

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995............................   12

  Statements of Operations, for the years ended
   December 31, 1996, 1995 and 1994.....................................   14

  Statements of Partners' Capital (Deficit), for the
   years ended December 31, 1996, 1995 and 1994.........................   16

  Statements of Cash Flows, for the years ended
   December 31, 1996, 1995 and 1994.....................................   17

  Notes to Financial Statements..........................................  19



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         Independent Auditors' Report


The Partners
Inland Real Estate Growth Fund, L.P.:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, in 1996, the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


KPMG Peat Marwick LLP

Chicago, Illinois
January 30, 1997

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995




                                    Assets
                                    ------
                                                        1996          1995
                                                        ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $   169,026       130,097
  Rent and other receivables......................         407         1,273
  Prepaid expenses................................       8,047         4,734
                                                   ------------  ------------
    Total current assets..........................     177,480       136,104
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1, 2 and 6):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,497,534     5,429,889
                                                   ------------  ------------
                                                     7,105,992     7,038,347
  Less accumulated depreciation...................   2,307,385     2,121,518
                                                   ------------  ------------
    Net investment property.......................   4,798,607     4,916,829
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $18,102 and $11,544 for 1996
  and 1995, respectively) (Note 1)................      14,682        21,240
                                                   ------------  ------------
Total assets...................................... $ 4,990,769     5,074,173
                                                   ============  ============


















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995



                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Current portion of long-term debt (Note 3)...... $    79,495        63,049
  Accounts payable and accrued expenses...........      10,834        13,045
  Accrued real estate taxes.......................      21,048        22,000
  Prepaid rents...................................      17,718         2,173
  Due to Affiliates (Note 6)......................       1,877         2,786
  Tenant security deposits........................      23,204        22,055
                                                   ------------  ------------
    Total current liabilities.....................     154,176       125,108

Long-term debt, less current portion (Notes 1
  and 3)..........................................     837,403     1,058,634
                                                   ------------  ------------
    Total liabilities.............................     991,579     1,183,742
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       5,604         3,153
    Cumulative cash distributions.................     (14,356)      (12,992)
                                                   ------------  ------------
                                                        (8,252)       (9,339)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................     784,373       541,671
    Cumulative cash distributions.................  (4,651,898)   (4,516,868)
                                                   ------------  ------------
                                                     4,007,442     3,899,770
                                                   ------------  ------------
      Total Partners' capital (deficit)...........   3,999,190     3,890,431
                                                   ------------  ------------
Commitments and contingencies (Notes 5 and 6).....
                                                   ------------  ------------
Total liabilities and Partners' capital (deficit). $ 4,990,769     5,074,173
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994



                                          1996         1995          1994
Income:                                   ----         ----          ----
  Rental income..................... $ 1,013,968       955,313       958,308
  Interest income...................       6,269         5,110        40,939
  Other income......................      39,680        42,693        36,604
                                     ------------  ------------  ------------
                                       1,059,917     1,003,116     1,035,851
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      10,243        14,780        18,665
  Professional services to
    non-affiliates..................      17,195        18,122        22,829
  General and administrative
    expenses to Affiliates..........      12,927        16,087        15,470
  General and administrative
    expenses to non-affiliates......       4,893         5,520         4,193
  Property operating expenses
    to Affiliates...................      47,808        44,685        44,113
  Property operating expenses
    to non-affiliates...............     451,287       533,145       515,340
  Mortgage and other interest.......      77,986        91,343       166,606
  Depreciation......................     185,867       178,285       183,702
  Amortization......................       6,558         6,556         7,092
                                     ------------  ------------  ------------
                                         814,764       908,523       978,010
                                     ------------  ------------  ------------
Operating income....................     245,153        94,593        57,841
Extraordinary items relating to
  refinancing (Note 2)..............        -             -         (125,886)
Gain on sale of investment property
  (Note 2)..........................        -             -          897,048
                                     ------------  ------------  ------------
Net income.......................... $   245,153        94,593       829,003
                                     ============  ============  ============












                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                          1996         1995          1994
Net income allocated to (Note 4):         ----         ----          ----
  General Partner................... $     2,451           946         8,290
  Limited Partners..................     242,702        93,647       820,713
                                     ------------  ------------  ------------
Net income.......................... $   245,153        94,593       829,003
                                     ============  ============  ============
Net income allocated to
  the one General Partner Unit:
Operating income....................       2,451           946           578
Extraordinary items relating to
  refinancing.......................        -             -           (1,258)
Gain on sale of investment
  property..........................        -             -            8,970
                                     ------------  ------------  ------------
                                     $     2,451           946         8,290
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average of
  Limited Partnership Units of 9,246.62:
Operating income....................       26.25         10.13          6.19
Extraordinary items relating to
  refinancing.......................        -             -           (13.48)
Gain on sale of investment
  property..........................        -             -            96.04
                                     ------------  ------------  ------------
                                     $     26.25         10.13         88.75
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                   Statements of Partners' Capital (Deficit)

             For the years ended December 31, 1996, 1995 and 1994



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------- ------------- ------------
Balance (deficit) January 1, 1994...     (16,896)    4,866,798     4,849,902

Distributions ($185.49 per weighted
  average of Limited Partnership
  Units of 9,246.62)................        -       (1,715,198)   (1,715,198)
Net income..........................       8,290       820,713       829,003
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1994.      (8,606)    3,972,313     3,963,707

Distributions ($17.97 per weighted
  average of Limited Partnership
  Units of 9,246.62)................      (1,679)     (166,190)     (167,869)
Net income..........................         946        93,647        94,593
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1995.      (9,339)    3,899,770     3,890,431

Distributions ($14.60 per weighted
  average of Limited Partnership
  Units of 9,246.62)................      (1,364)     (135,030)     (136,394)
Net income..........................       2,451       242,702       245,153
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1996. $    (8,252)    4,007,442     3,999,190
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994


                                          1996         1995          1994
Cash flows from operating activities:     ----         ----          ----
  Net income........................ $   245,153        94,593       829,003
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Gain on sale of investment
      property......................        -             -         (897,048)
    Extraordinary items relating
      to refinancing................        -             -          125,886
    Depreciation....................     185,867       178,285       183,702
    Amortization of loan fees.......       6,558         6,556         7,092
    Amortization of discount on
      long-term debt................        -             -            8,309
    Changes in assets and liabilities:
      Rents and other receivables...         866         2,993        75,258
      Prepaid expenses..............      (3,313)         (204)          140
      Deposits and other assets.....        -             -           11,532
      Accounts payable and accrued
        expenses....................      (2,211)        8,322       (63,010)
      Accrued real estate taxes.....        (952)       (6,468)     (151,519)
      Prepaid rents.................      15,545            94        (4,546)
      Due to Affiliates.............        (909)        2,374          (507)
      Tenant security deposits......       1,149         2,760         2,101
      Net cash provided by           ------------  ------------  ------------
          operating activities......     447,753       289,305       126,393
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Addition to property..............     (67,645)      (23,335)      (24,413)
  Condominium conversion costs......        -             -         (437,231)
  Proceeds from sale of investment
    property........................        -             -        2,432,555
      Net cash provided by (used in) ------------  ------------  ------------
         investing activities.......     (67,645)      (23,335)    1,970,911
                                     ------------  ------------  ------------












                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                          1996          1995         1994
Cash flows from financing activities:     ----          ----         ----
  Principal payments of long-term
    debt............................ $  (204,785)     (356,436)      (27,451)
  Payoff of long term debt..........        -             -       (3,242,131)
  Proceeds from refinancing of
    long-term debt..................        -             -        1,500,000
  Payments of deferred financing
    costs...........................        -             -          (32,784)
  Payment of prepayment penalty.....        -             -          (86,084)
  Cash distributions................    (136,394)     (167,869)   (1,715,198)
    Net cash used in financing       ------------  ------------  ------------
      activities....................    (341,179)     (524,305)   (3,603,648)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................      38,929      (258,335)   (1,506,344)
Cash and cash equivalents at
  beginning of year.................     130,097       388,432     1,894,776
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   169,026       130,097       388,432
                                     ============  ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest............ $    77,986        91,334       158,297
                                     ============  ============  ============

Supplemental schedule of non-cash investing and financing activities:

Sale of investment property:

Basis in investment property sold... $      -             -        1,531,284
Reduction of accumulated
  depreciation related to investment
  property sold.....................        -             -         (431,283)
Condominium conversion costs........        -             -          435,506
Gain on sale........................        -             -          897,048
Proceeds from sale of Country Club   ------------  ------------  ------------
  condominium units................. $      -             -        2,432,555
                                     ============  ============  ============






                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of December 31, 1996, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through December 31, 1996. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. Effective December 31, 1996, the Partnership's investment property was held for sale. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

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

                                       1996                      1995
                             ------------------------ -------------------------
                                             Tax                       Tax
                                GAAP        Basis        GAAP         Basis
                                Basis     (unaudited)    Basis      (unaudited)
                             ----------- ------------ ------------ ------------
Total assets................ $4,990,769    4,804,930   5,074,173     4,931,881

Partners' capital (deficits):
  General Partner...........     (8,252)      (5,299)     (9,339)       (6,106)
  Limited Partners..........  4,007,442    3,581,643   3,899,770     3,501,694

Net income:
  General Partner...........      2,451        2,171         946           522
  Limited Partners..........    242,702      214,979      93,647        51,737

Net income per Limited
  Partnership Unit..........      26.25        23.25       10.13          5.60

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Properties

Scottsdale Sierra Apartments, Scottsdale, Arizona
-------------------------------------------------
As of December 31, 1996, the Partnership owns Scottsdale Sierra Apartments, which were purchased on December 31, 1985. This property is pledged as collateral for long-term debt (Note 3), for which there is no recourse to the Partnership.

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

As of January 1, 1997, the Partnership has listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and has suspended depreciation. As of the date of this report, the Partnership has received and is currently negotiating an offer for the purchase of Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property.


Country Club Apartments, Arlington Heights, Illinois
----------------------------------------------------
As of December 31, 1994, the Partnership sold the remaining thirty-one Country Club condominium units to unaffiliated third parties for a total sales price of $2,519,575. The gain on sale recorded by the Partnership for the year ended December 31, 1994 was $897,048, net of closing costs and third-party commissions of $87,019. Of the net sales proceeds received, $1,650,000 was used to payoff the underlying debt on the Country Club property, $1,715,198 was distributed to the Limited Partners, $1,832,785 was used to paydown the debt on Scottsdale Sierra Apartments and the remainder was used to fund condominium conversion costs at the property.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Long-Term Debt

Long-term debt consists of the following at December 31, 1996 and 1995:

                                                        1996          1995
7.75% mortgage note collateralized by Scottsdale        ----          ----
  Sierra Apartments in Scottsdale, Arizona; payable
  in monthly principal and interest payments of
  $12,314, with a balance of $736,554 due on
  March 24, 1999.................................. $   916,898     1,121,683
                                                   ------------  ------------
Total debt........................................     916,898     1,121,683
Less current portion of long-term debt............     (79,495)      (63,049)
                                                   ------------  ------------
Total long-term debt.............................. $   837,403     1,058,634
                                                   ============  ============

As of December 31, 1996, the required principal payments on the Partnership's long-term debt over the next five years are as follows:

         1997.......................................... $   79,495
         1998..........................................     85,880
         1999..........................................    751,523
         2000..........................................       -
         2001..........................................       -


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


(5) Leases

At December 31, 1996, the Partnership's principal asset is an apartment complex. Apartment complex leases are generally for a term of one year or less. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life.


(6) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,786 and $2,704 was unpaid as of December 31, 1996 and 1995, respectively.

The Partnership's properties are managed by an Affiliate of the General Partner pursuant to management agreements which provide for annual fees not exceeding 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $47,808, $44,685 and $44,113 for the years ended December 31, 1996, 1995 and
1994, respectively, of which $91 and $82 was unpaid as of December 31, 1996 and 1995, respectively.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(7) Subsequent Events

In January 1997, the Partnership paid a distribution of $45,700 to the Partners, of which $45,243 was distributed to the Limited Partners and $457 was distributed to the General Partner.

On February 1, 1997, the Partnership paid an additional $100,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

As of January 1, 1997, the Partnership has listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and has suspended depreciation. As of the date of this report, the Partnership has received and is currently negotiating an offer for the purchase of Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1996.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title
                               ----------------

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. As described under the caption "Cash Distributions" at page 50 and "Allocation of Profits or Losses" at page 49 of the Prospectus and at pages A-7 to A-8 of the Partnership Agreement, included as an exhibit to the Prospectus, which is hereby incorporated herein by reference. Reference is made to Note 4 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1996.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner is also entitled to reimbursement for legal, accounting, data processing, certain other administrative services and out-of-pocket expenses. Such costs for 1996 were $23,170, of which $1,786 was unpaid as of December 31, 1996.

An Affiliate of the General Partner earned management fees in 1996 totaling $47,808 in connection with managing the Partnership's property, of which $91 was unpaid as of December 31, 1996.

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

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                 Amount and Nature
                                   of Beneficial        Percent
            Title of Class           Ownership          of Class
           ----------------      ------------------   -------------
         Limited Partnership     105 Units directly       1.1%
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

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index on page 10 of this Annual Report are filed as part of this Annual Report.

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

    27  Financial Data Schedule

    28 Prospectus dated December 9, 1985, as supplemented, included in Post-Effective Amendment No. 3 to Form S-11 Registration Statement, File No. 2-99403, is incorporated herein by reference thereto.

(c) Financial Statement Schedules:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K.

    None.



No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997