Form 10-Q
period 1997-03-31
INLAND REAL ESTATE GROWTH FUND LP
filed 1997-05-14
CIK 773839

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended March 31, 1997

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

                   March 31, 1997 and December 31, 1996
                                (unaudited)



                                    Assets
                                    ------
                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   129,347       169,026
  Rent and other receivables......................          67           407
  Prepaid expenses................................       3,795         8,047
                                                   ------------  ------------
Total current assets..............................     133,209       177,480
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,497,534     5,497,534
                                                   ------------  ------------
                                                     7,105,992     7,105,992
  Less accumulated depreciation...................   2,307,385     2,307,385
                                                   ------------  ------------
Net investment property...........................   4,798,607     4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $19,742 and $18,102 for 1997
  and 1996, respectively) (Note 1)................      13,042        14,682
                                                   ------------  ------------
Total assets...................................... $ 4,944,858     4,990,769
                                                   ============  ============



















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1997          1996
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $    89,183        79,495
  Accounts payable and accrued expenses...........      29,694        10,834
  Accrued real estate taxes.......................      31,572        21,048
  Prepaid rents...................................       7,781        17,718
  Due to Affiliates (Note 6)......................       9,206         1,877
  Tenant security deposits........................      23,304        23,204
                                                   ------------  ------------
Total current liabilities.........................     190,740       154,176

Long-term debt, less current portion (Notes 1
  and 3)..........................................     707,095       837,403
                                                   ------------  ------------
Total liabilities.................................     897,835       991,579
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       6,539         5,604
    Cumulative cash distributions.................     (14,813)      (14,356)
                                                   ------------  ------------
                                                        (7,774)       (8,252)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................     876,971       784,373
    Cumulative cash distributions.................  (4,697,141)   (4,651,898)
                                                   ------------  ------------
                                                     4,054,797     4,007,442
                                                   ------------  ------------
Total Partners' capital...........................   4,047,023     3,999,190
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,944,858     4,990,769
                                                   ============  ============





                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
                                                       ----          ----
Income:
  Rental income................................... $   292,987       278,349
  Interest income.................................       1,025         1,155
  Other income....................................       6,410         4,675
                                                   ------------  ------------
                                                       300,422       284,179
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............       3,068         2,320
  Professional services to non-affiliates.........      17,889        18,000
  General and administrative expenses to
    Affiliates....................................       6,701         4,296
  General and administrative expenses to
    non-affiliates................................       1,372           533
  Property operating expenses to Affiliates.......      12,891        12,636
  Property operating expenses to non-affiliates...     147,006       122,572
  Mortgage and other interest.....................      16,322        21,245
  Depreciation....................................        -           44,776
  Amortization....................................       1,640         1,640
                                                   ------------  ------------
                                                       206,889       228,018
                                                   ------------  ------------
Net income........................................ $    93,533        56,161
                                                   ============  ============

Net income allocated to:
  General Partner.................................         935           561
  Limited Partners................................      92,598        55,600
                                                   ------------  ------------
Net income........................................ $    93,533        56,161
                                                   ============  ============

Net income allocated to the one General
  Partner Unit.................................... $       935           561
                                                   ============  ============

Net income per weighted average Limited
  Partnership Units of 9,246.62................... $     10.01          6.01
                                                   ============  ============






                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    93,533        56,161
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation..................................        -           44,776
    Amortization of loan fees.....................       1,640         1,640
    Changes in assets and liabilities:
      Rents and other receivables.................         340           (95)
      Prepaid expenses............................       4,252         2,575
      Accounts payable and accrued expenses.......      18,860        17,004
      Accrued real estate taxes...................      10,524        11,000
      Prepaid rents...............................      (9,937)         (836)
      Due to Affiliates...........................       7,329         4,266
      Tenant security deposits....................         100            11
                                                   ------------  ------------
Net cash provided by operating activities.........     126,641       136,502
                                                   ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term debt............    (120,620)      (45,697)
  Cash distributions..............................     (45,700)      (30,500)
                                                   ------------  ------------
Net cash used in financing activities.............    (166,320)      (76,197)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (39,679)       60,305
Cash and cash equivalents at beginning of period..     169,026       130,097
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   129,347       190,402
                                                   ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    16,322        21,245
                                                   ============  ============








                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of March 31, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through March 31, 1997. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                                March 31, 1997
                                  (unaudited)


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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $9,139 and $1,786 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

The Partnership's property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $12,891 and $12,636 for the three months ended March 31, 1997 and 1996, respectively. Such fees are included in property operating expenses to Affiliates, of which $67 and $91 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

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


(3) Subsequent Events

On May 1, 1997, the Partnership paid an additional $25,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of March 31, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received as of March 310, 1997.

At March 31, 1997, the Partnership had cash and cash equivalents of $129,347. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

The Partnership has one remaining investment property, Scottsdale Sierra Apartments. Rental and other income increased approximately 6% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the continued strengthening of the Scottsdale rental market and higher per unit rents. Property operating expenses increased approximately 12% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in salaries, furniture rental, marketing and insurance.

Mortgage and other interest decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the lower principal balance of the mortgage loan collateralized by the Scottsdale Sierra Apartments which resulted from principal paydowns on the debt.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in data processing and investor service expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in postage and printing expenses.

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

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1996 and 1997:


                                    1996                        1997
                          ------------------------    ------------------------
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona        97%   89%  82%   84%       98%



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



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997