Form 10-Q
period 1997-06-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1997-08-11
CIK 773839

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended June 30, 1997

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


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip code)


     Registrant's telephone number, including area code:  630-218-8000


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

                    June 30, 1997 and December 31, 1996
                                (unaudited)



                                    Assets
                                    ------
                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   154,802       169,026
  Rent and other receivables......................       1,371           407
  Prepaid expenses................................       1,597         8,047
                                                   ------------  ------------
Total current assets..............................     157,770       177,480
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,497,534     5,497,534
                                                   ------------  ------------
                                                     7,105,992     7,105,992
  Less accumulated depreciation...................   2,307,385     2,307,385
                                                   ------------  ------------
Net investment property...........................   4,798,607     4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $21,380 and $18,102 for 1997
  and 1996, respectively) (Note 1)................      11,404        14,682
                                                   ------------  ------------
Total assets...................................... $ 4,967,781     4,990,769
                                                   ============  ============

















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1997          1996
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $    92,961        79,495
  Accounts payable and accrued expenses...........      24,902        10,834
  Accrued real estate taxes.......................      21,048        21,048
  Prepaid rents...................................       1,599        17,718
  Due to Affiliates (Note 2)......................       5,074         1,877
  Tenant security deposits........................      21,400        23,204
                                                   ------------  ------------
Total current liabilities.........................     166,984       154,176

Long-term debt, less current portion (Notes 1
  and 3)..........................................     656,280       837,403
                                                   ------------  ------------
Total liabilities.................................     823,264       991,579
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       7,514         5,604
    Cumulative cash distributions.................     (14,813)      (14,356)
                                                   ------------  ------------
                                                        (6,799)       (8,252)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................     973,490       784,373
    Cumulative cash distributions.................  (4,697,141)   (4,651,898)
                                                   ------------  ------------
                                                     4,151,316     4,007,442
                                                   ------------  ------------
Total Partners' capital...........................   4,144,517     3,999,190
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,967,781     4,990,769
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Income:
  Rental income.................... $ 262,132    265,730    555,119    544,079
  Interest income..................     1,429      1,748      2,454      2,903
  Other income.....................     9,799      8,304     16,209     12,979
                                    ---------- ---------- ---------- ----------
                                      273,360    275,782    573,782    559,961
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     1,842      2,198      4,910      4,518
  Professional services to
    non-affiliates.................      -          (806)    17,889     17,194
  General and administrative
    expenses to Affiliates.........     2,245      1,843      8,946      6,139
  General and administrative
    expenses to non-affiliates.....     2,091      2,955      3,463      3,489
  Property operating expenses to
    Affiliates.....................    12,038     12,348     24,929     24,984
  Property operating expenses to
    non-affiliates.................   141,106    104,788    288,112    227,360
  Mortgage and other interest......    14,906     20,071     31,228     41,316
  Depreciation.....................      -        44,776       -        89,551
  Amortization.....................     1,638      1,639      3,278      3,279
                                    ---------- ---------- ---------- ----------
                                      175,866    189,812    382,755    417,830
                                    ---------- ---------- ---------- ----------
Net income......................... $  97,494     85,970    191,027    142,131
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       975        860      1,910      1,421
  Limited Partners.................    96,519     85,110    189,117    140,710
                                    ---------- ---------- ---------- ----------
Net income......................... $  97,494     85,970    191,027    142,131
                                    ========== ========== ========== ==========





                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Net income allocated to the one
  General Partner Unit............. $     975        860      1,910      1,421
                                    ========== ========== ========== ==========

Net income per weighted average
  Limited Partnership Units of
  9,246.62......................... $   10.44       9.21      20.45      15.22
                                    ========== ========== ========== ==========





























                 See accompanying notes to financial statements.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1997 and 1996
                                   (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   191,027       142,131
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation..................................        -           89,551
    Amortization of loan fees.....................       3,278         3,279
    Changes in assets and liabilities:
      Rents and other receivables.................        (964)        1,038
      Prepaid expenses............................       6,450        (4,569)
      Accounts payable and accrued expenses.......      14,068         3,662
      Prepaid rents...............................     (16,119)       (1,015)
      Due to Affiliates...........................       3,197        (2,281)
      Tenant security deposits....................      (1,804)       (3,005)
                                                   ------------  ------------
Net cash provided by operating activities.........     199,133       228,791
                                                   ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term debt............    (167,657)     (112,569)
  Cash distributions..............................     (45,700)      (65,500)
                                                   ------------  ------------
Net cash used in financing activities.............    (213,357)     (178,069)
                                                   ------------  ------------

Net increase (decrease) in cash and
  cash equivalents................................     (14,224)       50,722
Cash and cash equivalents at beginning of period..     169,026       130,097
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   154,802       180,819
                                                   ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    31,228        41,316
                                                   ============  ============






                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of June 30, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through June 30, 1997. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                                 June 30, 1997
                                  (unaudited)


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

The Partnership used the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses are charged to operations as incurred. Significant improvements are capitalized and were being depreciated over their estimated useful lives.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $5,074 and $1,786 was unpaid as of June 30, 1997 and December 31, 1996, respectively.

The Partnership's property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $24,929 and $24,984 for the six months ended June 30, 1997 and 1996, respectively. Such fees are included in property operating expenses to Affiliates, of which $91 was unpaid as of December 31, 1996.

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


(3) Subsequent Events

On August 1, 1997, the Partnership paid an additional $50,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of June 30, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received as of June 30, 1997.

At June 30, 1997, the Partnership had cash and cash equivalents of $154,802. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

The Partnership has one remaining investment property, Scottsdale Sierra Apartments. Rental and other income increased approximately 2.6% for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to the continued strengthening of the Scottsdale rental market and higher per unit rents. Property operating expenses to non-affiliates increased approximately 17% for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in salaries, repair and maintenance, marketing, furniture rentals, supplies, utilities and insurance.

Mortgage and other interest decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to the lower principal balance of the mortgage loan collateralized by the Scottsdale Sierra Apartments which resulted from principal paydowns on the debt.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in data processing expenses.

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

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1996 and 1997:

                                    1996                        1997
                           -----------------------     -----------------------
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona       97%   89%   82%   84%       98%   85%



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



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997