Form 10-Q
period 1997-09-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1997-11-12
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1997

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

                   September 30, 1997 and December 31, 1996
                                  (unaudited)



                                    Assets
                                    ------
                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   138,216       169,026
  Rent and other receivables......................         635           407
  Prepaid expenses................................      10,303         8,047
                                                   ------------  ------------
Total current assets..............................     149,154       177,480
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,497,534     5,497,534
                                                   ------------  ------------
                                                     7,105,992     7,105,992
  Less accumulated depreciation...................   2,307,385     2,307,385
                                                   ------------  ------------
Net investment property...........................   4,798,607     4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $23,020 and $18,102 for 1997
  and 1996, respectively) (Note 1)................       9,764        14,682
                                                   ------------  ------------
Total assets...................................... $ 4,957,525     4,990,769
                                                   ============  ============

















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1997          1996
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $    98,840        79,495
  Accounts payable and accrued expenses...........      12,788        10,834
  Accrued real estate taxes.......................      13,038        21,048
  Prepaid rents...................................      15,118        17,718
  Due to Affiliates (Note 2)......................       4,850         1,877
  Tenant security deposits........................      21,000        23,204
                                                   ------------  ------------
Total current liabilities.........................     165,634       154,176

Long-term debt, less current portion (Note 1
  and 3)..........................................     577,181       837,403
                                                   ------------  ------------
Total liabilities.................................     742,815       991,579
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       8,216         5,604
    Cumulative cash distributions.................     (14,813)      (14,356)
                                                   ------------  ------------
                                                        (6,097)       (8,252)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................   1,042,981       784,373
    Cumulative cash distributions.................  (4,697,141)   (4,651,898)
                                                   ------------  ------------
                                                     4,220,807     4,007,442
                                                   ------------  ------------
Total Partners' capital...........................   4,214,710     3,999,190
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,957,525     4,990,769
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Income:
  Rental income.................... $ 215,658    232,254    770,777    776,333
  Interest income..................     1,663      1,679      4,117      4,582
  Other income.....................    13,981     11,588     30,190     24,567
                                    ---------- ---------- ---------- ----------
                                      231,302    245,521    805,084    805,482
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     2,801      2,326      7,711      6,844
  Professional services to
    non-affiliates.................      -          -        17,889     17,194
  General and administrative
    expenses to Affiliates.........     3,264      3,765     12,210      9,904
  General and administrative
    expenses to non-affiliates.....       842      1,303      4,305      4,792
  Property operating expenses to
    Affiliates.....................    10,894     11,197     35,823     36,181
  Property operating expenses to
    non-affiliates.................   127,945    151,484    416,057    378,844
  Mortgage and other interest......    13,723     18,661     44,951     59,977
  Depreciation.....................      -        44,776       -       134,327
  Amortization.....................     1,640      1,640      4,918      4,919
                                    ---------- ---------- ---------- ----------
                                      161,109    235,152    543,864    652,982
                                    ---------- ---------- ---------- ----------

Net income......................... $  70,193     10,369    261,220    152,500
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       702        104      2,612      1,525
  Limited Partners.................    69,491     10,265    258,608    150,975
                                    ---------- ---------- ---------- ----------
Net income......................... $  70,193     10,369    261,220    152,500
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Nine months
                                           ended                   ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Net income allocated to the one
  General Partner Unit............. $     702        104      2,612      1,525
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per weighted average of
  Limited Partnerships Units of
  9,246.62......................... $    7.52       1.11      27.97      16.33
                                    ========== ========== ========== ==========




























                 See accompanying notes to financial statements.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                                   (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   261,220       152,500
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation..................................        -          134,327
    Amortization of loan fees.....................       4,918         4,919
    Changes in assets and liabilities:
      Rents and other receivables.................        (228)          182
      Prepaid expenses............................      (2,256)       (7,660)
      Accounts payable and accrued expenses.......      (6,056)       24,096
      Prepaid rents...............................      (2,600)        4,307
      Due to Affiliates...........................       2,973        (2,313)
      Tenant security deposits....................      (2,204)         (551)
                                                   ------------  ------------
Net cash provided by operating activities.........     255,767       309,807
                                                   ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term debt............    (240,877)     (185,851)
  Cash distributions..............................     (45,700)     (111,201)
                                                   ------------  ------------
Net cash used in financing activities.............    (286,577)     (297,052)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................     (30,810)       12,755
Cash and cash equivalents at beginning of period..     169,026       130,097
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   138,216       142,852
                                                   ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    44,951        59,977
                                                   ============  ============








                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of September 30, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through September 30, 1997. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective December 31, 1996, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of September 30, 1997, the Partnership has not recognized any such impairment on its property.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $4,850 and $1,786 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

The Partnership's property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $35,823 and $36,181 for the nine months ended September 30, 1997 and 1996, respectively. Such fees are included in property operating expenses to Affiliates, of which $91 was unpaid as of December 31, 1996.

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


(3) Subsequent Events

On November 1, 1997, the Partnership paid an additional $50,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of September 30, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased
21.57 Units ($18,064) with its own funds from cash distributions received as of September 30, 1997.

At September  30,  1997,  the  Partnership  had  cash  and  cash equivalents of
$138,216. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

The Partnership has one remaining investment property, Scottsdale Sierra Apartments. Rental and other income for the nine months ended September 30, 1997 was relatively comparable to the nine months ended September 30, 1996. Property operating expenses to non-affiliates increased approximately 10% for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to increases in repair and maintenance, painting, marketing, furniture rentals, supplies, utilities, insurance and real estate taxes.

Mortgage and other interest decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to the lower principal balance of the mortgage loan collateralized by the Scottsdale Sierra Apartments which resulted from principal paydowns on the debt.

General and administrative expenses to Affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in data processing and investor service expenses.

As of January 1, 1997, the Partnership had listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and has suspended depreciation. As of the date of this report, the Partnership is executing a contract to sell the Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1996 and 1997:


                                    1996                        1997
                          ------------------------    ------------------------
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona       97%   89%   82%   84%       98%   85%   81%


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



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997