Form 10-K
period 1997-12-31
INLAND REAL ESTATE GROWTH FUND LP
filed 1998-03-27
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

                        INLAND REAL ESTATE GROWTH FUND, L.P.
                               (a limited partnership)


                                  TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   4

  Item  3. Legal Proceedings.............................................   4

  Item  4. Submission of Matters to a Vote of Security Holders...........   4


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   5

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

  Item  8. Financial Statements and Supplementary Data...................   9

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  21


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  21

  Item 11. Executive Compensation........................................  26

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  27

  Item 13. Certain Relationships and Related Transactions................  27


                                      Part IV
                                      -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  28

  SIGNATURES.............................................................  29

                                    PART I


Item 1. Business

The Registrant, Inland Real Estate Growth Fund, L.P. (the "Partnership"), was formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. The Partnership has repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through December 31, 1997. The Limited Partners of the Partnership share the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Number of Units   Date of Purchase/Sale
----------------------------------   ----------------  ----------------------
Peppertree Apartments                       204                 11/21/85
Brandon, Florida                                          (sold 06/30/87)

Evergreen Court Apartments                  188                 12/27/85
Arlington Heights, Illinois                               (sold 06/30/86)

Country Club Apartments                      86                 12/30/85
Arlington Heights, Illinois                            (various sales dates
                                                        1993 through 1994)

Scottsdale Sierra Apartments (a)            160                 12/31/85
Scottsdale, Arizona

(a) Reference is made to Notes 2, 3 and 7 of the Notes to Financial Statements filed with this Annual Report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by Scottsdale Sierra Apartments.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 6 of the Notes to Financial Statements filed with this Annual Report to which reference is hereby made for a description of such terms and transactions.

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.


Item 2. Properties

The Partnership owns directly the property referred to under Item 1 above to which reference is hereby made for a description of said property.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1996 and 1997:

                                     1996                        1997
                           ------------------------    -----------------------
                             at    at    at    at        at    at    at    at
    Properties             03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
    ----------             ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
Apartments
Scottsdale, Arizona         97%   89%   82%   84%       98%   85%   81%   91%


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 636 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

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


Item 6.  Selected Financial Data

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)


                           1997       1996       1995       1994       1993
                           ----       ----       ----       ----       ----
Total assets........... $5,015,970  4,990,769  5,074,173  5,496,803  8,341,847
                        ==========  =========  =========  =========  =========

Long-term debt......... $  496,539    837,403  1,058,634  1,446,668  3,184,598
                        ==========  =========  =========  =========  =========

Total income........... $1,087,214  1,059,917  1,003,116  1,035,851  1,470,707
                        ==========  =========  =========  =========  =========

Operating income (loss)    384,310    245,153     94,593     57,841   (220,588)
Extraordinary items
  relating to
  refinancing..........       -          -          -      (125,886)      -
Gain on sale of
  investment property..       -          -          -       897,048  1,339,172
                        ----------  ---------  ---------  ---------  ---------
Net income............. $  384,310    245,153     94,593    829,003  1,118,584
                        ==========  =========  =========  =========  =========

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)


                           1997       1996       1995       1994       1993
Net income (loss)          ----       ----       ----       ----       ----
  allocated to the one
  General Partner Unit:
  Operating income(loss)$    3,843      2,451        946        578     (2,206)
  Extraordinary items
    relating to
    refinancing........       -          -          -        (1,258)      -
  Gain on sale of
    investment property       -          -          -         8,970     13,392
                        ----------  ---------  ---------  ---------  ---------
Net income............. $    3,843      2,451        946      8,290     11,186
                        ==========  =========  =========  =========  =========
Net income (loss) per
  Unit allocated to
  Limited Partners (b):
  Operating income (loss)    41.15      26.25      10.13       6.19     (23.62)
  Extraordinary items
    relating to
    refinancing........       -          -          -        (13.48)      -
  Gain on sale of
    investment property       -          -          -         96.04     143.38
                        ----------  ---------  ---------  ---------  ---------
Net income............. $    41.15      26.25      10.13      88.75     119.76
                        ==========  =========  =========  =========  =========
Cash distributed to
  Limited Partners..... $   45,242    135,030    166,190  1,715,198     55,062
                        ==========  =========  =========  =========  =========
Cash distributions
  to Limited Partners
  per Unit (b)......... $     4.89      14.60      17.97     185.49       5.95
                        ==========  =========  =========  =========  =========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income (loss) per Unit, basic and diluted, and distributions per Unit are based upon the weighted average number of Units outstanding of 9,246.62.

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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of December 31, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received as of December 31, 1997.

At December 31, 1997, the Partnership had cash and cash equivalents of $201,051. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

Results of Operations

Rental income increased 3% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the continued strengthening of the Scottsdale rental market and higher per units rents. Property operating expenses to non-affiliates increased over 20% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to scheduled repairs and maintenance performed at the property during 1997 that resulted in higher operating expenses for the year. This increase was partially offset by decreases in swimming pool, marketing and water expenses. Mortgage and other interest decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the additional principal reductions of the long-term debt totaling $660,000 since February 1995.

Rental income increased 6% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the continued strengthening of the Scottsdale rental market and higher per units rents. Property operating expenses to non-affiliates decreased over 15% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to scheduled repairs and maintenance performed at the property during 1995 that resulted in higher operating expenses for the period. This decrease was partially offset by increases in swimming pool, insurance and salaries expenses. Mortgage and other interest decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the additional principal reductions of the long-term debt totaling $435,000 since February 1995.

As of January 1, 1997, the Partnership has listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and, accordingly, suspended depreciation at that time. As of the date of this report, the Partnership has a fully executed contract to sell the Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property. The potential buyer had until March 23, 1998 to complete their due diligence. On March 24, 1998, the buyer increased their non-refundable deposit to $200,000. A closing is scheduled for the end of April 1998. If the current contract does not close, the Partnership retains the $200,000 and will continue to hold the property for sale and pursue additional interested buyers, however, the Partnership will reinstate depreciation of the property.

Interest income increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to an increase in interest rates on short-term investments.

Professional services to Affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in legal services required by the Partnership relative to the potential sale of Scottsdale Sierra. Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to decreases in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due primarily to a decrease in investor service expenses.

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


Item 8.  Financial Statements and Supplementary Data


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                     Index
                                     -----

                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  10

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996............................   11

  Statements of Operations, for the years ended
   December 31, 1997, 1996 and 1995.....................................   13

  Statements of Partners' Capital (Deficit), for the
   years ended December 31, 1997, 1996 and 1995.........................   14

  Statements of Cash Flows, for the years ended
   December 31, 1997, 1996 and 1995.....................................   15

  Notes to Financial Statements..........................................  16



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Chicago, Illinois
January 30, 1998

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996




                                    Assets
                                    ------
                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   201,051       169,026
  Rent and other receivables......................       1,639           407
  Prepaid expenses................................       6,548         8,047
                                                   ------------  ------------
Total current assets..............................     209,238       177,480
                                                   ------------  ------------
Property held for sale (including acquisition
  fees paid to Affiliates of $463,000) (Notes 1,
  2 and 6):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,497,534     5,497,534
                                                   ------------  ------------
                                                     7,105,992     7,105,992
  Less accumulated depreciation...................   2,307,385     2,307,385
                                                   ------------  ------------
Net investment property...........................   4,798,607     4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $24,659 and $18,102 for 1997
  and 1996, respectively) (Note 1)................       8,125        14,682
                                                   ------------  ------------
Total assets...................................... $ 5,015,970     4,990,769
                                                   ============  ============


















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996



                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1997          1996
Current liabilities:                                   ----          ----
  Current portion of long-term debt (Note 3)...... $   104,836        79,495
  Accounts payable and accrued expenses...........      14,078        10,834
  Accrued real estate taxes.......................      26,076        21,048
  Prepaid rents...................................      13,719        17,718
  Due to Affiliates (Note 6)......................       1,312         1,877
  Tenant security deposits........................      21,609        23,204
                                                   ------------  ------------
Total current liabilities.........................     181,630       154,176

Long-term debt, less current portion (Notes 1
  and 3)..........................................     496,539       837,403
                                                   ------------  ------------
Total liabilities.................................     678,169       991,579
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................       9,447         5,604
    Cumulative cash distributions.................     (14,813)      (14,356)
                                                   ------------  ------------
                                                        (4,866)       (8,252)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................   1,164,840       784,373
    Cumulative cash distributions.................  (4,697,140)   (4,651,898)
                                                   ------------  ------------
                                                     4,342,667     4,007,442
                                                   ------------  ------------
Total Partners' capital (deficit).................   4,337,801     3,999,190
                                                   ------------  ------------
Commitments and contingencies (Notes 5 and 6).....

Total liabilities and Partners' capital (deficit). $ 5,015,970     4,990,769
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Income:                                  ----          ----          ----
  Rental income..................... $ 1,041,506     1,013,968       955,313
  Interest income...................       5,913         6,269         5,110
  Other income......................      39,795        39,680        42,693
                                     ------------  ------------  ------------
                                       1,087,214     1,059,917     1,003,116
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      12,045        10,243        14,780
  Professional services to
    non-affiliates..................      17,890        17,195        18,122
  General and administrative
    expenses to Affiliates..........      11,239        12,927        16,087
  General and administrative
    expenses to non-affiliates......       4,546         4,893         5,520
  Property operating expenses
    to Affiliates...................      48,376        47,808        44,685
  Property operating expenses
    to non-affiliates...............     545,004       451,287       533,145
  Mortgage and other interest.......      57,247        77,986        91,343
  Depreciation (Note 1).............        -          185,867       178,285
  Amortization......................       6,557         6,558         6,556
                                     ------------  ------------  ------------
                                         702,904       814,764       908,523
                                     ------------  ------------  ------------
Net income.......................... $   384,310       245,153        94,593
                                     ============  ============  ============

Net income allocated to (Note 4):
  General Partner................... $     3,843         2,451           946
  Limited Partners..................     380,467       242,702        93,647
                                     ------------  ------------  ------------
Net income.......................... $   384,310       245,153        94,593
                                     ============  ============  ============
Net income allocated to
  the one General Partner Unit...... $     3,843         2,451           946
                                     ============  ============  ============
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 9,246.62................. $     41.15         26.25         10.13
                                     ============  ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                   Statements of Partners' Capital (Deficit)

             For the years ended December 31, 1997, 1996 and 1995



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------- ------------- ------------
Balance (deficit) January 1, 1995...      (8,606)    3,972,313     3,963,707

Distributions ($17.97 per weighted
  average of Limited Partnership
  Units of 9,246.62)................      (1,679)     (166,190)     (167,869)
Net income..........................         946        93,647        94,593
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1995.      (9,339)    3,899,770     3,890,431

Distributions ($14.60 per weighted
  average of Limited Partnership
  Units of 9,246.62)................      (1,364)     (135,030)     (136,394)
Net income..........................       2,451       242,702       245,153
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1996.      (8,252)    4,007,442     3,999,190

Distributions ($4.89 per weighted
  average of Limited Partnership
  Units of 9,246.62)................        (457)      (45,242)      (45,699)
Net income..........................       3,843       380,467       384,310
                                     ------------  ------------  ------------
Balance (deficit) December 31, 1997. $    (4,866)    4,342,667     4,337,801
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $   384,310       245,153        94,593
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Depreciation....................        -          185,867       178,285
    Amortization of loan fees.......       6,557         6,558         6,556
    Changes in assets and liabilities:
      Rents and other receivables...      (1,232)          866         2,993
      Prepaid expenses..............       1,499        (3,313)         (204)
      Accounts payable and accrued
        expenses....................       3,244        (2,211)        8,322
      Accrued real estate taxes.....       5,028          (952)       (6,468)
      Prepaid rents.................      (3,999)       15,545            94
      Due to Affiliates.............        (565)         (909)        2,374
      Tenant security deposits......      (1,595)        1,149         2,760
        Net cash provided by         ------------  ------------  ------------
          operating activities......     393,247       447,753       289,305
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Addition to property..............        -          (67,645)      (23,335)
    Net cash used in investing       ------------  ------------  ------------
      activities....................        -          (67,645)      (23,335)
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term
    debt............................    (315,523)     (204,785)     (356,436)
  Cash distributions................     (45,699)     (136,394)     (167,869)
    Net cash used in financing       ------------  ------------  ------------
      activities....................    (361,222)     (341,179)     (524,305)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................      32,025        38,929      (258,335)
Cash and cash equivalents at
  beginning of year.................     169,026       130,097       388,432
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   201,051       169,026       130,097
                                     ============  ============  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest............ $    57,247        77,986        91,334
                                     ============  ============  ============




                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of December 31, 1997, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through December 31, 1997. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective January 1, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of December 31, 1997, the Partnership has not recognized any such impairment on its property.

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

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                       1997                      1996
                             ------------------------ -------------------------
                                             Tax                       Tax
                                GAAP        Basis        GAAP         Basis
                                Basis     (unaudited)    Basis      (unaudited)
                             ----------- ------------ ------------ ------------
Total assets................ $5,015,970    4,646,621   4,990,769     4,804,930

Partners' capital (deficits):
  General Partner...........     (4,866)      (3,790)     (8,252)       (5,299)
  Limited Partners..........  4,342,667    3,731,238   4,007,442     3,581,643

Net income:
  General Partner...........      3,843        1,966       2,451         2,171
  Limited Partners..........    380,467      194,838     242,702       214,979

Net income per Limited
  Partnership Unit, basic
  and diluted...............      41.15        21.07       26.25         23.25

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Property Held For Sale

Scottsdale Sierra Apartments, Scottsdale, Arizona
-------------------------------------------------
As of December 31, 1997, the Partnership's only remaining investment property is Scottsdale Sierra Apartments, which was purchased on December 31, 1985. This property is pledged as collateral for long-term debt (Note 3), for which there is no recourse to the Partnership.

As of January 1, 1997, the Partnership has listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and, accordingly, suspended depreciation at that time. As of the date of this report, the Partnership has a fully executed contract to sell the Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property. The potential buyer had until March 23, 1998 to complete their due diligence. On March 24, 1998, the buyer increased their non-refundable deposit to $200,000. A closing is scheduled for the end of April 1998. If the current contract does not close, the Partnership retains the $200,000 and will continue to hold the property for sale and pursue additional interested buyers, however, the Partnership will reinstate depreciation of the property.


(3) Long-Term Debt

Long-term debt consists of the following at December 31, 1997 and 1996:

                                                       1997          1996
                                                       ----          ----
7.75% mortgage note collateralized by Scottsdale
  Sierra Apartments in Scottsdale, Arizona; payable
  in monthly principal and interest payments of
  $12,314, with a balance of $478,265 due on
  March 24, 1999.................................. $   601,375       916,898
                                                   ------------  ------------
Total debt........................................     601,375       916,898
Less current portion of long-term debt............    (104,836)      (79,495)
                                                   ------------  ------------
Total long-term debt.............................. $   496,539       837,403
                                                   ============  ============

As of December 31, 1997, the required principal payments on the Partnership's long-term debt over the next five years are as follows:

         1998.......................................... $  104,836
         1999..........................................    496,539
         2000..........................................       -
         2001..........................................       -
         2002..........................................       -

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


(5) Leases

At December 31, 1997, the Partnership's only remaining investment property is an apartment complex. Apartment complex leases are generally for a term of one year or less. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore rental income is recorded when earned.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(6) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,312 and $1,786 was unpaid as of December 31, 1997 and 1996, respectively.

The Partnership's properties are managed by an Affiliate of the General Partner pursuant to management agreements which provide for annual fees not exceeding 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $48,376, $47,808 and $44,685 for the years ended December 31, 1997, 1996 and
1995, respectively, of which $0 and $91 was unpaid as of December 31, 1997 and 1996.

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


(7) Subsequent Events

On February 1, 1998, the Partnership paid an additional $100,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

As of January 1, 1997, the Partnership has listed and is actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value. As of the date of this report, the Partnership has a fully executed contract to sell the Scottsdale Sierra Apartments for an amount which exceeds the carrying value of the property. The potential buyer had until March 23, 1998 to complete their due diligence. On March 24, 1998, the buyer increased their non-refundable deposit to $200,000. A closing is scheduled for the end of April 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1997.



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

  DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. As described under the caption "Cash Distributions" at page 50 and "Allocation of Profits or Losses" at page 49 of the Prospectus and at pages A-7 to A-8 of the Partnership Agreement, included as an exhibit to the Prospectus, which is hereby incorporated herein by reference. Reference is made to Note 4 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1997.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner is also entitled to reimbursement for legal, accounting, data processing, certain other administrative services and out-of-pocket expenses. Such costs for 1997 were $23,284, of which $1,312 was unpaid as of December 31, 1997.

An Affiliate of the General Partner earned management fees in 1997 totaling $48,376 in connection with managing the Partnership's property, all of which were paid as of December 31, 1997.

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

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                 Amount and Nature
                                   of Beneficial        Percent
           Title of Class            Ownership          of Class
          ----------------       ------------------   -----------
         Limited Partnership     105 Units directly       1.1%
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

(d) Reports on Form 8-K.

    None.



No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998