Form 10-Q
period 1998-03-31
INLAND REAL ESTATE GROWTH FUND LP
filed 1998-05-15
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------
                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   119,873       201,051
  Rent and other receivables......................       1,776         1,639
  Other current assets............................       6,775         6,548
                                                   ------------  ------------
Total current assets..............................     128,424       209,238
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................   1,608,458     1,608,458
  Buildings and improvements......................   5,497,534     5,497,534
                                                   ------------  ------------
                                                     7,105,992     7,105,992
  Less accumulated depreciation...................   2,307,385     2,307,385
                                                   ------------  ------------
Net investment property...........................   4,798,607     4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $26,298 and $24,659 for 1998
  and 1997, respectively) (Note 1)................       6,486         8,125
                                                   ------------  ------------
Total assets...................................... $ 4,933,517     5,015,970
                                                   ============  ============



















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $   374,624       104,836
  Accounts payable and accrued expenses...........      13,453        14,078
  Accrued real estate taxes.......................      39,113        26,076
  Prepaid rents...................................      10,016        13,719
  Due to Affiliates (Note 6)......................       4,951         1,312
  Tenant security deposits........................      21,659        21,609
                                                   ------------  ------------
Total current liabilities.........................     463,816       181,630

Long-term debt, less current portion (Notes 1
  and 3)..........................................        -          496,539
                                                   ------------  ------------
Total liabilities.................................     463,816       678,169
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      10,766         9,447
    Cumulative cash distributions.................     (14,813)      (14,813)
                                                   ------------  ------------
                                                        (3,547)       (4,866)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................   1,295,421     1,164,840
    Cumulative cash distributions.................  (4,697,140)   (4,697,140)
                                                   ------------  ------------
                                                     4,473,248     4,342,667
                                                   ------------  ------------
Total Partners' capital...........................   4,469,701     4,337,801
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,933,517     5,015,970
                                                   ============  ============





                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
                                                       ----          ----
Income:
  Rental income................................... $   292,022       292,987
  Interest income.................................       2,101         1,025
  Other income....................................       5,354         6,410
                                                   ------------  ------------
                                                       299,477       300,422
Expenses:                                          ------------  ------------
  Professional services to Affiliates.............       3,000         3,068
  Professional services to non-affiliates.........      17,900        17,889
  General and administrative expenses to
    Affiliates....................................       4,389         6,701
  General and administrative expenses to
    non-affiliates................................         682         1,372
  Property operating expenses to Affiliates.......      13,206        12,891
  Property operating expenses to non-affiliates...     116,569       147,006
  Mortgage and other interest.....................      10,192        16,322
  Amortization....................................       1,639         1,640
                                                   ------------  ------------
                                                       167,577       206,889
                                                   ------------  ------------
Net income........................................ $   131,900        93,533
                                                   ============  ============

Net income allocated to:
  General Partner.................................       1,319           935
  Limited Partners................................     130,581        92,598
                                                   ------------  ------------
Net income........................................ $   131,900        93,533
                                                   ============  ============

Net income allocated to the one General
  Partner Unit.................................... $     1,319           935
                                                   ============  ============

Net income per Unit, basic and diluted, allocated
  to Limited Partners per weighted average Limited
  Partnership Units of 9,246.62................... $     14.12         10.01
                                                   ============  ============






                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   131,900        93,533
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Amortization of loan fees.....................       1,639         1,640
    Changes in assets and liabilities:
      Rents and other receivables.................        (137)          340
      Other current assets........................        (227)        4,252
      Accounts payable and accrued expenses.......        (625)       18,860
      Accrued real estate taxes...................      13,037        10,524
      Prepaid rents...............................      (3,703)       (9,937)
      Due to Affiliates...........................       3,639         7,329
      Tenant security deposits....................          50           100
                                                   ------------  ------------
Net cash provided by operating activities.........     145,573       126,641
                                                   ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term debt............    (226,751)     (120,620)
  Cash distributions..............................        -          (45,700)
                                                   ------------  ------------
Net cash used in financing activities.............    (226,751)     (166,320)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (81,178)      (39,679)
Cash and cash equivalents at beginning of period..     201,051       169,026
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   119,873       129,347
                                                   ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    10,192        16,322
                                                   ============  ============









                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of March 31, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through March 31, 1998. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective January 1, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of March 31, 1998, the Partnership has not recognized any such impairment on its property. Reference is made to Note 3 for discussion on the sale of the Partnership's investment property.

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

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $4,951 and $1,312 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

The Partnership's property is managed by an Affiliate of the General Partner pursuant to a management agreement which provides for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $13,206 and $12,891 for the three months ended March 31, 1998 and 1997, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of March 31, 1998.

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


(3) Subsequent Events

On April 1, 1998, the Partnership paid an additional $100,000 as a principal reduction of the long-term debt collateralized by the Scottsdale Sierra Apartments.

On May 6, 1998, the Partnership sold its remaining asset, Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000. The property had a basis of $4,798,607, net of depreciation, resulting in a gain of $2,831,814, net of closing costs. The balance on the related debt of $374,624 was paid at closing. Net sales proceeds will be distributed to the Limited Partners during second or third quarter 1998 after a final reconciliation of property and Partnership expenses.

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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of March 31, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received as of March 31, 1998.

At March 31, 1998, the Partnership had cash and cash equivalents of $119,873. The Partnership intends to use such funds to provide cash distributions to partners, pay down the debt on the Scottsdale Sierra Apartments and for working capital requirements.

The Partnership is generating sufficient cash flow to cover operating expenses and debt service. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the remaining property.

On May 6, 1998, the Partnership sold its remaining asset, Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000. The property had a basis of $4,798,607, net of depreciation, resulting in a gain of $2,831,814, net of closing costs. The balance on the related debt of $374,624 was paid at closing. Net sales proceeds will be distributed to the Limited Partners during second or third quarter 1998 after a final reconciliation of property and Partnership expenses.

Results of Operations

As of January 1, 1997, the Partnership listed and was actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value, and accordingly, suspended depreciation at that time. On May 6, 1998, the Partnership sold its remaining asset, Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000. The property had a basis of $4,798,607, net of depreciation, resulting in a gain of $2,831,814, net of closing costs. The balance on the related debt of $374,624 was paid at closing. Net sales proceeds will be distributed to the Limited Partners during second or third quarter 1998 after a final reconciliation of property and Partnership expenses.

Rental and other income for the three months ended March 31, 1998 was relatively comparable to the three months ended March 31, 1997. Property operating expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in repair and maintenance, marketing and furniture rentals. This decrease was partially offset by increases in salaries, security services and real estate taxes.

Mortgage and other interest decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the lower principal balance of the mortgage loan collateralized by the Scottsdale Sierra Apartments which resulted from principal paydowns on the debt.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in data processing and investor service expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to a decrease in printing expenses.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1997 and 1998:


                                    1997                        1998
                          ------------------------    ------------------------
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona       98%   85%   81%   91%      94%




Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.













                          PART II - Other Information

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



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998