Form 10-Q
period 1998-06-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1998-08-07
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - Financial Information

Item 1. Financial Statements


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                      June 30, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------
                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 7,335,165       201,051
  Rent and other receivables......................      29,480         1,639
  Other current assets............................        -            6,548
                                                   ------------  ------------
Total current assets..............................   7,364,645       209,238
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1, 2 and 3):
  Land............................................        -        1,608,458
  Buildings and improvements......................        -        5,497,534
                                                   ------------  ------------
                                                          -        7,105,992
  Less accumulated depreciation...................        -        2,307,385
                                                   ------------  ------------
Net investment property...........................        -        4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $32,784 and $24,659 at June 30,
  1998 and December 31, 1997, respectively)
  (Note 1)........................................        -            8,125
                                                   ------------  ------------
Total assets...................................... $ 7,364,645     5,015,970
                                                   ============  ============











                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $      -          104,836
  Accounts payable and accrued expenses...........       5,512        14,078
  Accrued real estate taxes.......................        -           26,076
  Prepaid rents...................................        -           13,719
  Due to Affiliates (Note 2)......................         360         1,312
  Tenant security deposits........................        -           21,609
                                                   ------------  ------------
Total current liabilities.........................       5,872       181,630

Long-term debt, less current portion (Notes 1
  and 3)..........................................        -          496,539
                                                   ------------  ------------
Total liabilities.................................       5,872       678,169
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      11,339         9,447
    Cumulative cash distributions.................     (14,813)      (14,813)
                                                   ------------  ------------
                                                        (2,974)       (4,866)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................   4,183,920     1,164,840
    Cumulative cash distributions.................  (4,697,140)   (4,697,140)
                                                   ------------  ------------
                                                     7,361,747     4,342,667
                                                   ------------  ------------
Total Partners' capital...........................   7,358,773     4,337,801
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 7,364,645     5,015,970
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1998        1997       1998       1997
                                       ----        ----       ----       ----
Income:
  Rental income.................... $  106,559   262,132     398,581   555,119
  Interest income..................     61,381     1,429      63,482     2,454
  Other income.....................        812     9,799       6,166    16,209
                                    ----------- --------- ----------- ---------
                                       168,752   273,360     468,229   573,782
Expenses:                           ----------- --------- ----------- ---------
  Professional services to
    Affiliates.....................      3,074     1,842       6,074     4,910
  Professional services to
    non-affiliates.................      5,500      -         23,400    17,889
  General and administrative
    expenses to Affiliates.........      6,460     2,245      10,849     8,946
  General and administrative
    expenses to non-affiliates.....      1,940     2,091       2,622     3,463
  Property operating expenses to
    Affiliates.....................      6,303    12,038      19,509    24,929
  Property operating expenses to
    non-affiliates.................     78,842   141,106     195,411   288,112
  Mortgage and other interest......      2,889    14,906      13,081    31,228
  Amortization.....................      6,486     1,638       8,125     3,278
                                    ----------- --------- ----------- ---------
                                       111,494   175,866     279,071   382,755
                                    ----------- --------- ----------- ---------
Operating income...................     57,258    97,494     189,158   191,027
Gain on sale of investment property
  (Note 3).........................  2,831,814      -      2,831,814      -
                                    ----------- --------- ----------- ---------
Net income......................... $2,889,072    97,494   3,020,972   191,027
                                    =========== ========= =========== =========

Net income allocated to:
  General Partner..................        573       975       1,892     1,910
  Limited Partners.................  2,888,499    96,519   3,019,080   189,117
                                    ----------- --------- ----------- ---------
Net income......................... $2,889,072    97,494   3,020,972   191,027
                                    =========== ========= =========== =========


                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                        1998       1997       1998       1997
                                        ----       ----       ----       ----
Net income from operations allocated
  to the one General Partner Unit.. $      573       975       1,892     1,910
                                    =========== ========= =========== =========
Net income per Unit, basic and
  diluted, allocated to Limited
  partners per weighted average
  Limited Partnership Units of
  9,246.62:
  Operating income.................       6.14     10.44       20.26     20.45
  Gain on sale of investment
    property.......................     306.25       -        306.25       -
                                    ----------- --------- ----------- ---------
                                    $   312.39     10.44      326.51     20.45
                                    =========== ========= =========== =========























                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $  3,020,972      191,027
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........   (2,831,814)        -
    Amortization of loan fees.....................        8,125        3,278
    Changes in assets and liabilities:
      Rents and other receivables.................      (27,841)        (964)
      Other current assets........................        6,548        6,450
      Accounts payable and accrued expenses.......       (8,566)      14,068
      Accrued real estate taxes...................      (26,076)        -
      Prepaid rents...............................      (13,719)     (16,119)
      Due to Affiliates...........................         (952)       3,197
      Tenant security deposits....................      (21,609)      (1,804)
                                                   ------------- ------------
Net cash provided by operating activities.........      105,068      199,133
                                                   ------------- ------------

Cash flows from investing activities:
  Proceeds from sale of investment property.......    7,630,421         -
                                                   ------------- ------------
Net cash provided by investing activities.........    7,630,421         -
                                                   ------------- ------------

Cash flows from financing activities:
  Principal payments of long-term debt............     (601,375)    (167,657)
  Cash distributions..............................         -         (45,700)
                                                   ------------- ------------
Net cash used in financing activities.............     (601,375)    (213,357)
                                                   ------------- ------------

Net increase (decrease) in cash and
  cash equivalents................................    7,134,114      (14,224)
Cash and cash equivalents at beginning of period..      201,051      169,026
                                                   ------------- ------------
Cash and cash equivalents at end of period........ $  7,335,165      154,802
                                                   ============= ============




                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $     13,081       31,228
                                                   ============= ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Reduction of investment in property............. $  7,105,992         -
  Reduction of accumulated depreciation relating
    to investment property sold...................   (2,307,385)        -
  Gain on sale....................................    2,831,814         -
                                                   ------------- ------------
Proceeds from sale of investment property......... $  7,630,421         -
                                                   ============= ============


























                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of June 30, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through June 30, 1998. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

Deferred financing costs were amortized on a straight-line basis over the terms of the related loan.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $360 and $1,312 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

The Partnership's property was managed by an Affiliate of the General Partner pursuant to a management agreement which provided for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $19,509 and $24,929 for the six months ended June 30, 1998 and 1997, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of June 30, 1998.


(3) Sale of Investment Property

On May 6, 1998, the Partnership sold its remaining asset, Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000 on an all cash basis. The property had a basis of $4,798,607, net of depreciation, resulting in a gain of $2,831,814, net of closing costs. The balance on the related debt of $374,624 was paid at closing.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(4) Subsequent Events

On July 10, 1998, the Partnership distributed $7,000,000 of net sales proceeds resulting from the sale of Scottsdale Sierra Apartments. Of the $7,000,000, $6,970,918 was distributed to the Limited Partners and $29,082 was distributed to the General Partner. Remaining net sales proceeds will be distributed to the Partners during the fourth quarter of 1998 after a final reconciliation of property and Partnership expenses.

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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of June 30, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received as of June 30, 1998.

At June 30, 1998, the Partnership had cash and cash equivalents of $7,335,165. The Partnership intends to use such funds to pay final expenses of the Partnership and to provide cash distributions to Partners after a final reconciliation of property and Partnership expenses.

Results of Operations

As of January 1, 1997, the Partnership listed and was actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value, and accordingly, suspended depreciation at that time. On May 6, 1998, the Partnership sold its remaining asset, Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000 on an all cash basis. The property had a basis of $4,798,607, net of depreciation, resulting in a gain of $2,831,814, net of closing costs. The balance on the related debt of $374,624 was paid at closing. Net sales proceeds of $7,000,000 were distributed to the Partners on July 10, 1998. Remaining net sales proceeds will be distributed to the Partners during the fourth quarter of 1998 after a final reconciliation of property and Partnership expenses. This is expected to occur before December 31, 1998.

Rental and other income, property operating expenses to Affiliates and non-affiliates and mortgage and other interest decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997 due to the sale of the Scottsdale Sierra Apartments on May 6, 1998.

Interest income increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the Partnership investing net sales proceeds received from the sale of the Scottsdale Sierra Apartments before being distributed to the Partners.

Professional services to Affiliates and non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the increase in legal and accounting services required relating the the sale of the Scottsdale Sierra Apartments, distribution of proceeds from the sale and services relating to the anticipated completion of the Partnership.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to increases in investor service expenses. General and administrative expenses to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to decreases in postage and printing expenses.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1997 and 1998:


                                    1997                        1998
                             at   at    at     at       at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona       98%   85%   81%   91%      94%    N/A

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.






                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Report on Form 8-K dated May 6, 1998
         Item 2. Acquisition or Disposition of Assets

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 6, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 6, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 6, 1998