Form 10-Q
period 1998-09-30
INLAND REAL ESTATE GROWTH FUND LP
filed 1998-11-16
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------
                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   376,560       201,051
  Rent and other receivables......................       2,304         1,639
  Prepaid expenses................................        -            6,548
                                                   ------------  ------------
Total current assets..............................     378,864       209,238
                                                   ------------  ------------
Property (including acquisition fees paid
  to Affiliates of $463,000) (Notes 1, 2 and 3):
  Land............................................        -        1,608,458
  Buildings and improvements......................        -        5,497,534
                                                   ------------  ------------
                                                          -        7,105,992
  Less accumulated depreciation...................        -        2,307,385
                                                   ------------  ------------
Net investment property...........................        -        4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $32,784 and $24,659 for
  September 30, 1998 and December 31, 1997,
  respectively) (Note 1)..........................        -            8,125
                                                   ------------  ------------
Total assets...................................... $   378,864     5,015,970
                                                   ============  ============
















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt............... $      -          104,836
  Accounts payable and accrued expenses...........         484        14,078
  Accrued real estate taxes.......................        -           26,076
  Prepaid rents...................................        -           13,719
  Due to Affiliates (Note 2)......................       6,500         1,312
  Tenant security deposits........................        -           21,609
                                                   ------------  ------------
Total current liabilities.........................       6,984       181,630

Long-term debt, less current portion (Notes 1
  and 3)..........................................        -          496,539
                                                   ------------  ------------
Total liabilities.................................       6,984       678,169
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      39,788         9,447
    Cumulative cash distributions.................     (43,895)      (14,813)
                                                   ------------  ------------
                                                        (3,607)       (4,866)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................   4,168,578     1,164,840
    Cumulative cash distributions................. (11,668,058)   (4,697,140)
                                                   ------------  ------------
                                                       375,487     4,342,667
                                                   ------------  ------------
Total Partners' capital...........................     371,880     4,337,801
                                                   ------------  ------------
Total liabilities and Partners' capital........... $   378,864     5,015,970
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                        Three months           Nine months
                                           ended                 ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
Income:
  Rental income.................... $    -       215,658    398,732    770,777
  Interest income..................    18,734      1,663     82,216      4,117
  Other income.....................       151     13,981      6,166     30,190
                                    ---------- ---------- ---------- ----------
                                       18,885    231,302    487,114    805,084
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     4,899      2,801     10,973      7,711
  Professional services to
    non-affiliates.................     2,300       -        25,700     17,889
  General and administrative
    expenses to Affiliates.........     3,327      3,264     14,176     12,210
  General and administrative
    expenses to non-affiliates.....       992        842      3,614      4,305
  Property operating expenses to
    Affiliates.....................      -        10,894     19,509     35,823
  Property operating expenses to
    non-affiliates.................    (5,740)   127,945    189,671    416,057
  Mortgage and other interest......      -        13,723     13,081     44,951
  Amortization.....................      -         1,640      8,125      4,918
                                    ---------- ---------- ---------- ----------
                                        5,778    161,109    284,849    543,864
                                    ---------- ---------- ---------- ----------

Operating income...................    13,107       -       202,265       -
Gain on sale of investment property
  (Note 3).........................      -          -     2,831,814       -
                                    ---------- ---------- ---------- ----------
Net income......................... $  13,107     70,193  3,034,079    261,220
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................    28,449        702     30,341      2,612
  Limited Partners.................   (15,342)    69,491  3,003,738    258,608
                                    ---------- ---------- ---------- ----------
Net income......................... $  13,107     70,193  3,034,079    261,220
                                    ========== ========== ========== ==========


                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
Net income allocated to the one
  General Partner Unit:
  Operating income................. $     130        702      2,022      2,612
  Gain on sale of investment
    property.......................    28,319       -        28,319       -
                                    ---------- ---------- ---------- ----------
                                    $  28,449        702     30,341      2,612
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnerships Units of
  9,246.62:
  Operating income.................      1.40       -         21.66       -
  Gain on sale of investment
    property.......................     (3.06)      -        303.19       -
                                    ---------- ---------- ---------- ----------
                                    $   (1.66)      7.52     324.85      27.97
                                    ========== ========== ========== ==========

















                 See accompanying notes to financial statements.

                      INLAND REAL ESTATE GROWTH FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1998 and 1997
                                   (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $ 3,034,079       261,220
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of investment property...........  (2,831,814)         -
    Amortization of loan fees.....................       8,125         4,918
    Changes in assets and liabilities:
      Rents and other receivables.................        (665)         (228)
      Other current assets........................       6,548        (2,256)
      Accounts payable and accrued expenses.......     (13,594)       (6,056)
      Accrued real estate taxes...................     (26,076)         -
      Prepaid rents...............................     (13,719)       (2,600)
      Due to Affiliates...........................       5,188         2,973
      Tenant security deposits....................     (21,609)       (2,204)
                                                   ------------  ------------
Net cash provided by operating activities.........     146,463       255,767
                                                   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment property.......   7,630,421          -
                                                   ------------  ------------
Net cash provided by investing activities.........   7,630,421          -
                                                   ------------  ------------
Cash flows from financing activities:
  Principal payments of long-term debt............    (601,375)     (240,877)
  Cash distributions..............................  (7,000,000)      (45,700)
                                                   ------------  ------------
Net cash used in financing activities.............  (7,601,375)     (286,577)
Net increase (decrease) in cash and                ------------  ------------
  cash equivalents................................     175,509       (30,810)
Cash and cash equivalents at beginning of period..     201,051       169,026
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   376,560       138,216
                                                   ============  ============








                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)


Supplemental disclosure of cash flow information:

  Cash paid for interest.......................... $    13,081        44,951
                                                   ============  ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Reduction of investment in property............  $ 7,105,992          -
  Reduction of accumulated depreciation relating
    to investment property sold...................  (2,307,385)         -
  Gain on sale....................................   2,831,814          -
                                                   ------------  ------------
Proceeds from sale of investment property......... $ 7,630,421          -
                                                   ============  ============




























                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

(1) Organization and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), is a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of September 30, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through September 30, 1998. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                              September 30, 1998
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,500 and $1,312 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

The Partnership's property was managed by an Affiliate of the General Partner pursuant to a management agreement which provided for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $19,509 and $35,823 for the nine months ended September 30, 1998 and 1997, respectively. Such fees are included in property operating expenses to Affiliates, all of which have been paid as of September 30, 1998.


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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of September 30, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner has repurchased
21.57 Units ($18,064) with its own funds from cash distributions received as of September 30, 1998.

At September 30, 1998, the Partnership had cash and cash equivalents of $376,560. The Partnership intends to use such funds to pay final expenses of the Partnership and to provide cash distributions to Partners after a final reconciliation of property and Partnership expenses.

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

Results of Operations

As of January 1, 1997, the Partnership listed and was actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value, and accordingly, suspended depreciation at that time. On May 6, 1998, the Partnership sold its remaining asset, Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000 on an all cash basis. The property had a basis of $4,798,607, net of depreciation, resulting in a gain of $2,831,814, net of closing costs. The balance of the debt encumbering the property of $374,624 was paid at closing. Net sales proceeds of $7,000,000 were distributed to the Partners on July 10, 1998. Remaining net sales proceeds will be distributed to the Partners after a final reconciliation of property and Partnership expenses. This is expected to occur before December 31, 1998.

Rental and other income, property operating expenses to Affiliates and non-affiliates and mortgage and other interest decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997 due to the sale of the Scottsdale Sierra Apartments on May 6, 1998.

Interest income increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the Partnership investing net sales proceeds received from the sale of Scottsdale Sierra Apartments before being distributed to the Partners.

Professional services to Affiliates and non-affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the increase in legal and accounting services required relating to the sale of the Scottsdale Sierra Apartments, distribution of proceeds from the sale and services relating to the anticipated liquidation of the Partnership.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily to increases in investor service expenses.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1997 and 1998:


                                    1997                        1998
                          ------------------------    ------------------------
                             at   at    at   at         at    at    at    at
  Properties               03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
  ----------               ----- ----- ----- -----     ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona       98%   85%   81%   91%      94%    N/A   N/A

Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following three areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's  information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the
Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.



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



                            INLAND REAL ESTATE GROWTH FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998