Form 10-K
period 1998-12-11
INLAND REAL ESTATE GROWTH FUND LP
filed 1999-03-12
CIK 773839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

           For The Period From January 1, 1998 To December 11, 1998
                      (Immediately prior to termination)

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

                        INLAND REAL ESTATE GROWTH FUND, L.P.
                               (a limited partnership)


                                  TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   5

  Item  6. Selected Financial Data.......................................   6

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8

  Item  8. Financial Statements and Supplementary Data...................  11

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  25


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  25

  Item 11. Executive Compensation........................................  31

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  31

  Item 13. Certain Relationships and Related Transactions................  32


                                      Part IV
                                      -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  32

  SIGNATURES.............................................................  33

                                    PART I


Item 1. Business

The Registrant, Inland Real Estate Growth Fund, L.P. (the "Partnership"), was formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of December 11, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner had repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through December 11, 1998. The Limited Partners of the Partnership shared in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation was the General Partner. On December 11, 1998, Inland Real Estate Growth Fund, L.P. terminated. In connection with the liquidation and termination of the Partnership, funds of $23,925 were transferred to the General Partner on November 25, 1998, representing the maximum estimated potential obligation (including administrative costs) of the Partnership, including the Partnership's potential liability with respect to certain representations and warranties made to the buyer of Scottsdale Sierra Apartments, the last remaining investment property of the Partnership which was sold on May 6, 1998. Such representations and warranties expired as scheduled on September 30, 1998. On December 11, 1998, the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $351,120 ($37.97 per Unit).

The Partnership was engaged solely in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

     Property and Location            Number of Units   Date of Purchase/Sale
----------------------------------   ----------------- -----------------------
Peppertree Apartments                       204                 11/21/85
Brandon, Florida                                          (sold 06/30/87)

Evergreen Court Apartments                  188                 12/27/85
Arlington Heights, Illinois                               (sold 06/30/86)

Country Club Apartments                      86                 12/30/85
Arlington Heights, Illinois                            (various sales dates
                                                        1993 through 1994)

Scottsdale Sierra Apartments (a)            160                 12/31/85
Scottsdale, Arizona                                       (sold 05/06/98)

(a) Reference is made to Note 2 of the Notes to Financial Statements filed with this Annual Report.

The Partnership's real property investments were located in or near the Chicago, Illinois, Phoenix, Arizona or Tampa, Florida metropolitan areas. The Partnership had no real property investments located outside the United States. The Partnership did not segregate revenues or assets by geographic region.

The Partnership had no employees during 1998.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 and Note 6 of the Notes to Financial Statements filed with this Annual Report to which reference is hereby made for a description of such terms and transactions.


Year 2000 Issues

As of December 11, 1998, Inland Real Estate Growth Fund, L.P. terminated, and therefore, will not be impacted by the so-called "Year 2000 Issue."

Item 2. Properties

The Partnership owned directly the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1997 and 1998:

                                     1997                        1998
                          -------------------------   ------------------------
                             at    at    at    at        at    at    at    at
    Properties             03/31 06/30 09/30  12/31    03/31 06/30 09/30 12/31
    ----------             ----- ----- ----- ------    ----- ----- ----- -----
Scottsdale Sierra
  Apartments
  Scottsdale, Arizona       98%   85%   81%   91%       94%   N/A   N/A   N/A


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1998.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 11, 1998, there were 634 holders of Units of the Partnership. There was no public market for Units nor was it anticipated that any public market for Units would develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

Although the Partnership had established a Unit Repurchase Program consisting of 1% of the offering proceeds plus earnings realized thereon, there were no funds remaining for the repurchase of Units through this program. The General Partner had committed to purchase with its own funds Units having an aggregate purchase price up to 1% of Cash Available for Distribution realized from the commencement of the Partnership through the end of the Partnership fiscal year immediately preceding receipt of such repurchase request. Reference is made to "Unit Repurchase Program" on page 20 of the Prospectus of the Partnership dated December 9, 1985, which is incorporated herein by reference.

Item 6.  Selected Financial Data

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
          For the years ended December 31, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)

                           1998        1997        1996        1995        1994
                           ----        ----        ----        ----        ----
Total assets........... $  351,120   5,015,970   4,990,769   5,074,173   5,496,803
                        =========== =========== =========== =========== ===========

Long-term debt......... $     -        496,539     837,403   1,058,634   1,446,668
                        =========== =========== =========== =========== ===========

Total income........... $  490,636   1,087,214   1,059,917   1,003,116   1,035,851
                        =========== =========== =========== =========== ===========

Operating income.......    181,505     384,310     245,153      94,593      57,841
Extraordinary items
  relating to
  refinancing..........       -           -           -           -       (125,886)
Gain on sale of
  investment property..  2,831,814        -           -           -        897,048
                        ----------- ----------- ----------- ----------- -----------
Net income............. $3,013,319     384,310     245,153      94,593     829,003
                        =========== =========== =========== =========== ===========

Net income allocated
  to the one General
  Partner Unit:
  Operating income..... $    5,630       3,843       2,451         946         578
  Extraordinary items
    relating to
    refinancing........       -           -           -           -         (1,258)
  Gain on sale of
    investment property     28,318        -           -           -          8,970
                        ----------- ----------- ----------- ----------- -----------
Net income............. $   33,948       3,843       2,451         946       8,290
                        =========== =========== =========== =========== ===========











                                      -6-



Item 6.  Selected Financial Data, continued.


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
          For the years ended December 31, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)


                           1998        1997        1996        1995        1994
Net income per Unit        ----        ----        ----        ----        ----
  allocated to Limited
  Partners (b):
  Operating income.....      19.02       41.15       26.25       10.13        6.19
  Extraordinary items
    relating to
    refinancing........       -           -           -           -         (13.48)
  Gain on sale of
    investment property     303.19        -           -           -          96.04
                        ----------- ----------- ----------- ----------- -----------
Net income............. $   322.21       41.15       26.25       10.13       88.75
                        =========== =========== =========== =========== ===========
Cash distributed to
  Limited Partners..... $6,970,918      45,242     135,030     166,190   1,715,198
                        =========== =========== =========== =========== ===========
Cash distributions
  to Limited Partners
  per Unit (b)......... $   753.89        4.89      14.60        17.97      185.49
                        =========== =========== =========== =========== ===========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual
    Report.

(b) The net income per Unit, basic and diluted, and distributions per Unit are based upon the weighted average number of Units outstanding of 9,246.62.





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

Liquidity and Capital Resources

On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 in 1986 as described in Item 1 above) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of
1933. The Offering terminated in August 1987 with a total of 9,465 Units sold to the public at $1,000 per Unit resulting in $9,465,000 in gross offering proceeds, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Of the $9,465,000 of gross offering proceeds, $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. In addition, proceeds from the Offering were used to pay debt service on certain notes payable incurred with property acquisitions, offering and organization costs and distributions to Limited Partners. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were not deemed eligible to be partners in this Partnership under the terms of the Partnership Agreement. As of December 11, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner had repurchased 21.57 Units ($18,064) with its own funds from cash distributions received as of December 11, 1998. On December 11, 1998, Inland Real Estate Growth Fund, L.P. terminated. In connection with the liquidation and termination of the Partnership, funds of $23,925 were transferred to the General Partner on November 25, 1998, representing the maximum estimated potential obligation (including administrative costs) of the Partnership, including the Partnership's potential liability with respect to certain representations and warranties made to the buyer of Scottsdale Sierra Apartments, the last remaining investment property of the Partnership which was sold on May 6, 1998. Such representations and warranties expired as scheduled on September 30, 1998. On December 11, 1998, the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $351,120 ($37.97 per Unit).

Results of Operations

As of January 1, 1997, the Partnership had listed and was actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and, accordingly, suspended depreciation at that time. On May 6, 1998, the Partnership sold Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000 on an all-cash basis. The property had a basis of $4,798,607, net of accumulated depreciation, resulting in a gain for financial reporting purposes of $2,831,814, net of closing costs. The balance on the related debt encumbering the property of $374,624 was paid at closing. Net sales proceeds of $7,000,000 were distributed to the Partners on July 10, 1998. Of the $7,000,000, $6,970,918 was distributed to the Limited Partners and $29,082 was distributed to the General Partner. Remaining net sales proceeds of $351,120 were distributed to the Limited Partners on December 11, 1998, after a final reconciliation of property and Partnership expenses.

Rental and other income, property operating expenses to Affiliates and non-affiliates and mortgage and other interest decreased for the period ended December 11, 1998, as compared to the years ended December 31, 1997 and 1996, due to the sale of the Scottsdale Sierra Apartments on May 6, 1998.

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

Interest income increased for the period ended December 11, 1998, as compared to the years ended December 31, 1997 and 1996, due to the Partnership investing net sales proceeds received from the sale of Scottsdale Sierra Apartments before being distributed to the Partners.

Professional services to Affiliates and non-affiliates increased for the period ended December 11, 1998, as compared to the years ended December 31, 1997 and 1996, due to the increase in legal and accounting services required relating to the sale of Scottsdale Sierra Apartments, distribution of proceeds from the sale and services relating to the liquidation of the Partnership. Professional services to Affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in legal services required by the Partnership relative to the potential sale of Scottsdale Sierra.

General and administrative  expenses  to  Affiliates  increased  for the period ended December 11, 1998, as compared to the years ended December 31, 1997 and 1996, due to an increase in investor service expenses. General and administrative expenses to non-affiliates increased for the period ended December 11, 1998, as compared to the years ended December 31, 1997 and 1996, due to an increase in printing expenses.

Year 2000 Issues

As of December 11, 1998, Inland Real Estate Growth Fund, L.P. terminated, and therefore, will not be impacted by the so-called "Year 2000 Issue."


Inflation

Inflation was likely to increase rental income levels (from leases to new tenants or renewals of existing tenants) in accordance with normal market conditions. Due to the short-term nature (generally no longer than one year) of the property's leases, the adjustments to rental income should have offset most of the increases in property operating expenses with little effect on operating income.

Continued inflation may have caused capital appreciation of the Partnership's investment property over a period of time as rental rates and replacement costs of the property continued to increase.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data


                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                     Index
                                     -----
                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  12

Financial Statements:

  Balance Sheets, December 11, 1998 (Immediately prior to termination)
   and December 31, 1997.................................................  13

  Statements of Operations, for the period from January 1, 1998 to
   December 11, 1998 (Immediately prior to termination) and for the years ended December 31, 1997 and 1996......................................  15

  Statements of Partners' Capital (Deficit), for the period from
   January 1, 1998 to December 11, 1998 (Immediately prior to termination) and for the years ended December 31, 1997 and 1996.......  17

  Statements of Cash Flows, for the period from January 1, 1998 to
   December 11, 1998 (Immediately prior to termination) and for the years ended December 31, 1997 and 1996......................................  18

  Notes to Financial Statements..........................................  20



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Growth
Fund, L.P. as of December 11, 1998 (immediately prior to termination) and December 31, 1997, and the results of its operations and its cash flows for the period ended December 11, 1998 (immediately prior to termination) and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



KPMG LLP

Chicago, Illinois
January 30, 1999

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

             December 11, 1998 (Immediately prior to termination)
                             and December 31, 1997




                                    Assets
                                    ------
                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   351,120       201,051
  Rent and other receivables......................        -            1,639
  Prepaid expenses................................        -            6,548
                                                   ------------  ------------
Total current assets..............................     351,120       209,238
                                                   ------------  ------------
Property held for sale (including acquisition fees
  paid to Affiliates of $463,000) (Notes 1 and 2):
  Land............................................        -        1,608,458
  Buildings and improvements......................        -        5,497,534
                                                   ------------  ------------
                                                          -        7,105,992
  Less accumulated depreciation...................        -        2,307,385
                                                   ------------  ------------
Net investment property...........................        -        4,798,607
                                                   ------------  ------------
Deferred financing costs (net of accumulated
  amortization of $24,659) (Note 1)...............        -            8,125
                                                   ------------  ------------
Total assets...................................... $   351,120     5,015,970
                                                   ============  ============



















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

             December 11, 1998 (Immediately prior to termination)
                             and December 31, 1997



                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

                                                       1998          1997
Current liabilities:                                   ----          ----
  Current portion of long-term debt (Note 3)...... $      -          104,836
  Accounts payable and accrued expenses...........        -           14,078
  Accrued real estate taxes.......................        -           26,076
  Prepaid rents...................................        -           13,719
  Due to Affiliates (Note 6)......................        -            1,312
  Tenant security deposits........................        -           21,609
                                                   ------------  ------------
Total current liabilities.........................        -          181,630

Long-term debt, less current portion (Notes 1
  and 3)..........................................        -          496,539
                                                   ------------  ------------
Total liabilities.................................        -          678,169
                                                   ------------  ------------
Partners' capital (deficit) (Notes 1 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................      43,395         9,447
    Cumulative cash distributions.................     (43,895)      (14,813)
                                                   ------------  ------------
                                                          -           (4,866)
  Limited Partners:                                ------------  ------------
    Units of $1,000. Authorized 16,000 Units,
      9,246.62 Units outstanding (net of offering
      costs of $1,379,705, of which $337,307 was
      paid to Affiliates).........................   7,874,967     7,874,967
    Cumulative net income.........................   4,144,211     1,164,840
    Cumulative cash distributions................. (11,668,058)   (4,697,140)
                                                   ------------  ------------
                                                       351,120     4,342,667
                                                   ------------  ------------
Total Partners' capital...........................     351,120     4,337,801
                                                   ------------  ------------
Commitments and contingencies (Notes 5 and 6).....
                                                   ------------  ------------
Total liabilities and Partners' capital........... $   351,120     5,015,970
                                                   ============  ============


                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
                For the years ended December 31, 1997 and 1996



                                         1998          1997          1996
Income:                                  ----          ----          ----
  Rental income..................... $   398,732     1,041,506     1,013,968
  Interest income...................      85,738         5,913         6,269
  Other income......................       6,166        39,795        39,680
                                     ------------  ------------  ------------
                                         490,636     1,087,214     1,059,917
Expenses:                            ------------  ------------  ------------

  Professional services to
    Affiliates......................      14,473        12,045        10,243
  Professional services to
    non-affiliates..................      39,350        17,890        17,195
  General and administrative
    expenses to Affiliates..........      17,806        11,239        12,927
  General and administrative
    expenses to non-affiliates......       7,116         4,546         4,893
  Property operating expenses
    to Affiliates...................      19,509        48,376        47,808
  Property operating expenses
    to non-affiliates...............     189,671       545,004       451,287
  Mortgage and other interest.......      13,081        57,247        77,986
  Depreciation (Note 1).............        -             -          185,867
  Amortization......................       8,125         6,557         6,558
                                     ------------  ------------  ------------

                                         309,131       702,904       814,764
                                     ------------  ------------  ------------

Operating income....................     181,505       384,310       245,153

Gain on sale of investment property.   2,831,814          -             -
                                     ------------  ------------  ------------

Net income.......................... $ 3,013,319       384,310       245,153
                                     ============  ============  ============


Net income allocated to (Note 4):
  General Partner................... $    33,948         3,843         2,451
  Limited Partners..................   2,979,371       380,467       242,702
                                     ------------  ------------  ------------

Net income.......................... $ 3,013,319       384,310       245,153
                                     ============  ============  ============




                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
                For the years ended December 31, 1997 and 1996


                                         1998          1997          1996
Net income allocated to the one          ----          ----          ----
    General Partner Unit:
  Operating income.................. $     5,630         3,843         2,451
  Gain on sale of investment
    property........................      28,318          -             -
                                     ------------  ------------  ------------
                                     $    33,948         3,843         2,451
                                     ============  ============  ============
Net income per Unit, basic and
    diluted, allocated to Limited
    Partners per Limited Partnership
    Units of 9,246.62:
  Operating income.................  $     19.02         41.15         26.25
  Gain on sale of investment
    property........................      303.19          -             -
                                     ------------  ------------  ------------
                                     $    322.21         41.15         26.25
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                   Statements of Partners' Capital (Deficit)

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
                For the years ended December 31, 1997 and 1996



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------

Balance (deficit) January 1, 1996... $    (9,339)    3,899,770     3,890,431

Distributions ($14.60 per weighted
  average of Limited Partnership
  Units of 9,246.62)................      (1,364)     (135,030)     (136,394)
Net income..........................       2,451       242,702       245,153
                                     ------------  ------------  ------------

Balance (deficit) December 31, 1996.      (8,252)    4,007,442     3,999,190

Distributions ($4.89 per weighted
  average of Limited Partnership
  Units of 9,246.62)................        (457)      (45,242)      (45,699)
Net income..........................       3,843       380,467       384,310
                                     ------------  ------------  ------------

Balance (deficit) December 31, 1997.      (4,866)    4,342,667     4,337,801

Distributions ($753.89 per weighted
  average of Limited Partnership
  Units of 9,246.62)................     (29,082)   (6,970,918)   (7,000,000)
Net income..........................      33,948     2,979,371     3,013,319
Balance December 11, 1998            ------------  ------------  ------------
  (immediately prior to termination) $      -          351,120       351,120
                                     ============  ============  ============


















                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
                For the years ended December 31, 1997 and 1996


                                         1998          1997          1996
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 3,013,319       384,310       245,153
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Gain on sale of investment
      property......................  (2,831,814)         -             -
    Depreciation....................        -             -          185,867
    Amortization of loan fees.......       8,125         6,557         6,558
    Changes in assets and liabilities:
      Rents and other receivables...       1,639        (1,232)          866
      Prepaid expenses..............       6,548         1,499        (3,313)
      Accounts payable and accrued
        expenses....................     (14,078)        3,244        (2,211)
      Accrued real estate taxes.....     (26,076)        5,028          (952)
      Prepaid rents.................     (13,719)       (3,999)       15,545
      Due to Affiliates.............      (1,312)         (565)         (909)
      Tenant security deposits......     (21,609)       (1,595)        1,149
        Net cash provided by         ------------  ------------  ------------
          operating activities......     121,023       393,247       447,753
                                     ------------  ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of investment
    property........................   7,630,421          -             -
  Addition to property..............        -             -          (67,645)
    Net cash provided by (used in)   ------------  ------------  ------------
      investing activities..........   7,630,421          -          (67,645)
                                     ------------  ------------  ------------

Cash flows from financing activities:
  Principal payments of long-term
    debt............................    (601,375)     (315,523)     (204,785)
  Cash distributions................  (7,000,000)      (45,699)     (136,394)
    Net cash used in financing       ------------  ------------  ------------
      activities....................  (7,601,375)     (361,222)     (341,179)
Net increase in cash and             ------------  ------------  ------------
  cash equivalents..................     150,069        32,025        38,929
Cash and cash equivalents at
  beginning of year.................     201,051       169,026       130,097
Cash and cash equivalents at         ------------  ------------  ------------
  end of period..................... $   351,120       201,051       169,026
                                     ============  ============  ============



                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
                For the years ended December 31, 1997 and 1996


                                         1998          1997          1996
                                         ----          ----          ----
Supplemental disclosure of cash flow information:

  Cash paid for interest............ $    13,081        57,247        77,986
                                     ============  ============  ============


Supplemental disclosure of non-cash investing activities:

Sale of investment property:
  Investment in property............ $ 7,105,992          -             -
  Accumulated depreciation relating
    to investment property sold.....  (2,307,385)         -             -
  Gain on sale......................   2,831,814          -             -
Proceeds from sale of investment     ------------  ------------  ------------
    property........................ $ 7,630,421          -             -
                                     ============  ============  ============



























                See accompanying notes to financial statements.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

           For the period from January 1, 1998 to December 11, 1998
                    (Immediately prior to termination) and
                For the years ended December 31, 1997 and 1996


(1) Organization, Liquidation and Basis of Accounting

Inland Real Estate Growth Fund, L.P. (the "Partnership"), was a limited partnership formed in June 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in income-producing multi-family residential properties. On December 9, 1985, the Partnership commenced an Offering of 25,000 (decreased to 16,000 Units in 1986) Limited Partnership Units (the "Units") pursuant to a Registration under the Securities Act of 1933. The Partnership terminated its Offering in August 1987 with a total of 9,465 Units sold, yielding gross offering proceeds of $9,465,000, of which $5,633,955 was invested in two properties, Country Club Apartments and Scottsdale Sierra Apartments. All of the holders of these Units were admitted to the Partnership. In January 1988, the Partnership repurchased a total of 90 Units ($90,000) from certain investors who were deemed not eligible to be partners in this Partnership under the Partnership Agreement. As of December 11, 1998, the Partnership had repurchased 128 Units ($120,328) through the Unit Repurchase Program from various Limited Partners. In addition, the General Partner had repurchased 21.57 Units ($18,064) with its own funds from cash distributions received through December 11, 1998. The Limited Partners of the Partnership shared in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held. Inland Real Estate Investment Corporation was the General Partner. On December 11, 1998, Inland Real Estate Growth Fund, L.P. terminated. In connection with the liquidation and termination of the Partnership, funds of $23,925 were transferred to the General Partner on November 25, 1998, representing the maximum estimated potential obligation (including administrative costs) of the Partnership, including the Partnership's potential liability with respect to certain representations and warranties made to the buyer of Scottsdale Sierra Apartments, the last remaining investment property of the Partnership which was sold on May 6, 1998. Such representations and warranties expired as scheduled on September 30, 1998. On December 11, 1998, the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $351,120 ($37.97 per Unit).

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could have differed from those estimates.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") required the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective January 1, 1997, the Partnership's investment property was held for sale (Note 2). In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of December 31, 1997, the Partnership had not recognized any such impairment on its property.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership used the straight-line method of depreciation with useful lives of thirty years and five years for buildings and improvements and personal property, respectively. Maintenance and repair expenses were charged to operations as incurred. Significant improvements were capitalized and were being depreciated over their estimated useful lives.

Deferred financing costs were amortized on a straight-line basis over the term of the related loan.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership had no dilutive securities.

No provision for Federal income taxes had been made as the liability for such taxes is that of the Partners rather than the Partnership.

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

                                       1998                     1997
                                             Tax                       Tax
                                GAAP        Basis        GAAP         Basis
                                Basis     (unaudited)    Basis      (unaudited)

Total assets................ $  351,120    1,730,825   5,015,970     4,646,621

Partners' capital (deficits):
  General Partner...........       -          13,797      (4,866)       (3,790)
  Limited Partners..........    351,120    1,717,028   4,342,667     3,731,238

Net income:
  General Partner...........     33,948       32,872       3,843         1,966
  Limited Partners..........  2,979,371    3,590,800     380,467       194,838

Net income per Limited
  Partnership Unit, basic
  and diluted...............     322.21       388.34       41.15         21.07


(2) Sale of Investment Property

Scottsdale Sierra Apartments, Scottsdale, Arizona

As of December 31, 1997, the Partnership's only remaining investment property was Scottsdale Sierra Apartments, which was purchased on December 31, 1985. This property was pledged as collateral for long-term debt (Note 3), for which there was no recourse to the Partnership.

As of January 1, 1997, the Partnership had listed and was actively marketing Scottsdale Sierra Apartments for sale at an amount in excess of its carrying value and, accordingly, suspended depreciation at that time. On May 6, 1998, the Partnership sold Scottsdale Sierra Apartments to an unaffiliated third-party for $7,800,000 on an all-cash basis. The property had a basis of $4,798,607, net of accumulated depreciation, resulting in a gain for financial reporting purposes of $2,831,814, net of closing costs. The balance on the related debt encumbering the property of $374,624 was paid at closing. Net sales proceeds of $7,000,000 were distributed to the Partners on July 10, 1998. Of the $7,000,000, $6,970,918 was distributed to the Limited Partners and $29,082 was distributed to the General Partner. Remaining net sales proceeds of $351,120 were distributed to the Limited Partners on December 11, 1998, after a final reconciliation of property and Partnership expenses.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Long-Term Debt

Long-term debt consists of the following at December 11, 1998 and December 31, 1997:

                                                       1998          1997
7.75% mortgage note collateralized by Scottsdale
  Sierra Apartments in Scottsdale, Arizona; payable
  in monthly principal and interest payments of
  $12,314......................................... $      -          601,375

Total debt........................................        -          601,375
Less current portion of long-term debt............        -         (104,836)

Total long-term debt.............................. $      -          496,539
                                                   ============= ============


(4) Partnership Agreement

Pursuant to the terms of the Partnership Agreement (as amended) net profits or losses of the Partnership from operations were allocated 99% to the Limited Partners and 1% to the General Partner. For income tax reporting purposes, net profits from the sale or other disposition of the Partnership's properties will first be allocated to those partners with negative balances in their capital accounts, and thereafter, allocated in the same ratio as the distribution of net proceeds arising from such transaction. Losses from the sale or other disposition of the Partnership's properties were first allocated to all partners having positive balances in their capital accounts, and thereafter, allocated 1% to the General Partner, with the remaining losses allocated to the Limited Partners. For financial reporting purposes, net profits from the sale or other disposition of the Partnership's properties were generally allocated in the same ratio as the distribution of net proceeds arising from such transaction. In the event there were distributions from such transactions, net profits were allocated 99% to the Limited Partners and 1% to the General Partner.

Cash available for distribution from operations was distributed 99% to the Limited Partners and 1% to the General Partner. Net sale or refinancing proceeds was distributed first to the Limited Partners up to an amount equal to their Invested Capital plus any deficiency in a 10% cumulative annual return. Any remaining proceeds was distributed 85% to the Limited Partners and 15% to the General Partner.

                     INLAND REAL ESTATE GROWTH FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Leases

At December 31, 1997, the Partnership's only remaining investment property was an apartment complex. Apartment complex leases were generally for a term of one year or less. The Partnership had determined that all leases relating to this property were properly classified as operating leases; therefore rental income was recorded when earned.


(6) Transactions with Affiliates

The General Partner and its Affiliates were entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,312 was unpaid as of December 31, 1997.

The Partnership's property was managed by an Affiliate of the General Partner pursuant to a management agreement which provided for annual fees not to exceed 4.5% of gross rental receipts. The Affiliate earned Property Management Fees of $19,509, $48,376 and $47,808 for the period ended December 11, 1998, and for the years ended December 31, 1997 and 1996, respectively. All such amounts were paid prior to each respective period end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosures during 1998.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

  DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 48) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner was entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. As described under the caption "Cash Distributions" at page 50 and "Allocation of Profits or Losses" at page 49 of the Prospectus and at pages A-7 to A-8 of the Partnership Agreement, included as an exhibit to the Prospectus, which is hereby incorporated herein by reference. Reference is made to Note 4 of the Notes to Financial Statements filed with this Annual Report for a description of such distributions and allocations. The General Partner received a share of Partnership income in 1998.

The Partnership was permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner was also entitled to reimbursement for legal, accounting, data processing, certain other administrative services and out-of-pocket expenses. Such costs for 1998 were $32,279, all of which was paid.

An Affiliate of the General Partner earned management fees in 1998 totaling $19,509 in connection with managing the Partnership's property, all of which was paid.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership owned as a group the following Units of the Partnership:

                                 Amount and Nature
                                   of Beneficial        Percent
            Title of Class           Ownership          of Class

         Limited Partnership     105 Units directly       1.1%
          Units

    No officer or director of the General Partner of the Partnership possessed a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership were owned by an Affiliate or its officers and directors as set forth above in Item 10.

(c) There existed no arrangement, known to the Partnership, the operation of which may have, at a subsequent date, resulted in a change in control of the Partnership.

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


                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index on page 11 of this Annual Report are filed as part of this Annual Report.

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

(d) Reports on Form 8-K.

    Item 2. Acquisition or Disposition of Assets dated May 6, 1998



No Annual Report or proxy material for the year 1998 had been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND REAL ESTATE GROWTH FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 11, 1999

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 11, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 11, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 11, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 11, 1999